Form 10-Q
period 1998-12-31
COHOES BANCORP INC
filed 1999-02-11
CIK 1070321

5
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

                                      or

[    ]   Transition Report Pursuant to Section 13 or 15(d)of the
         Securities Exchange Act of 1934

For the transition period from   ___________   to  _____________


Commission File Number:   00025027


                             COHOES BANCORP, INC.
              (Exact name of registrant as specified in its charter)


Delaware                                                    14-1807865
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  75 Remsen Street, Cohoes, New York      12047
               (Address of principal executive offices) (Zip Code)


                                 (518)233-6500
               (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                [   ]  Yes                        [ X ]  No

         As of February 2,1999, there were 9,535,225 shares of the registrant's common stock outstanding.

                                  FORM 10-Q
                             Cohoes Bancorp, Inc.
                                    INDEX
                                                                       Page
PART 1 - FINANCIAL INFORMATION                                         Number
------------------------------                                         ------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
          December 31, 1998 and June 30, 1998                          3

          Consolidated Statements of Income for the three and
          six months ended December 31, 1998 and 1997                  4-5

          Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended December 31, 1998 and 1997          6

          Consolidated Statements of Cash Flows for the six
          months ended December 31, 1998 and 1997                      7

          Notes to Consolidated Interim Financial Statements           8-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12-21

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   22


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            22

Item 2.   Changes in Securities and Use of Proceeds                    22

Item 3.   Defaults Upon Senior Securities                              22

Item 4.   Submission of Matters to a Vote of Security Holders          22

Item 5.   Other Information                                            22

Item 6.   Exhibits and Reports on Form 8-K                             22

Signature Page                                                         23

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                        COHOES BANCORP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                     (Unaudited)
                                                                     December             June
                                                                     1998                 1998
                                                                           (In thousands)
             ASSETS:
             CASH AND CASH EQUIVALENTS:
                 Cash and due from banks                             $      11,772        $      8,653
                 Federal funds sold                                        135,440               5,000
                 Interest-bearing deposits with banks                          439                 576
                                                                     -------------        ------------
                     Total cash and cash equivalents                       147,651              14,229

             MORTGAGE LOANS HELD FOR SALE                                        -                  38

             SECURITIES AVAILABLE FOR SALE, amortized cost of               36,104              48,720
             $35,956 and $48,701 at December 31, 1998 and June
             30, 1998, respectively

             INVESTMENT SECURITIES, Approximate fair value of               49,765              45,424
             $50,091 and $45,547 at December 31, 1998 and June
             30, 1998, respectively

             NET LOANS RECEIVABLE                                          466,600             412,759

             ACCRUED INTEREST RECEIVABLE                                     3,332               3,482

             BANK PREMISES AND EQUIPMENT                                     7,464               7,303

             OTHER REAL ESTATE OWNED                                           474                 509

             MORTGAGE SERVICING RIGHTS                                         945               1,042

             OTHER ASSETS                                                    6,293               2,210
                                                                     -------------       -------------
                 Total assets                                        $     718,628       $     535,716
                                                                     =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY:
             LIABILITIES:
                 Due to depositors                                   $     520,543       $     449,541
                 Mortgagors' escrow deposits                                 7,165               8,994
                 Borrowings                                                 49,478              19,897
                 Other liabilities                                           4,726               4,002
                                                                     -------------       -------------
                     Total liabilities                                     581,912             482,434
             Committments and contingent  liabiities

             STOCKHOLDERS' EQUITY
                 Common stock                                                   95                   -
                 Additional paid in capital                                 93,032                   -
                 Retained earnings                                          52,415              53,270
                 Unallocated common stock held by ESOP                      (8,917)                  -
                 Accumulated other comprehensive
                    income, net                                                 91                  12
                                                                     -------------       -------------
                      Total stockholders' equity                           136,716              53,282
                                                                     -------------       -------------
                      Total liabilities and stockholders'            $     718,628       $     535,716
                         equity                                      =============       =============

     See accompanying notes to consolidated interim financial statements.

                                        COHOES BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                                          For the three months ended December 31,
                                                             1998                1997
                                                                     (In thousands)
INTEREST INCOME:
Mortgage loans                                               $    7,333          $    6,917
Consumer/commercial loans                                         1,467               1,564
                                                             ----------          ----------
  Loans receivable                                                8,800               8,481

Securities available for sale                                       544                 408
Investment securities                                               731                 421
FHLB stock                                                           63                  61
                                                             ----------          ----------
  Total securities                                                1,338                 890

Federal funds sold                                                  409                 186
Bank Deposits                                                         9                   1
                                                             ----------          ----------
  Total interest income                                          10,556               9,558
                                                             ----------          ----------

INTEREST EXPENSE:
Deposits                                                          4,589               4,761
Mortgagors' escrow deposits                                         238                  24
Borrowings                                                          709                   -
                                                             ----------          ----------
  Total interest expense                                          5,536               4,785
                                                             ----------          ----------

Net interest income                                               5,020               4,773
Provision for loan losses                                           180                 250
                                                             ----------          ----------
Net interest income after
  provision for loan losses                                      4,840                4,523
                                                             ----------          ----------

NONINTEREST INCOME:
Service charges on deposits                                        204                  187
Loan servicing revenue                                             103                  125
Net gain on sale of mortgage loans                                   1                   35
Other                                                              489                  399
                                                             ---------           ----------
  Total noninterest income                                         797                  746
                                                             ---------           ----------
NONINTEREST EXPENSE:
Compensation and benefits                                        2,101                1,741
Occupancy                                                          689                  685
FDIC deposit insurance premium                                      15                   17
Advertising                                                        118                   81
Contribution to Cohoes Savings Foundation                        2,777                    -
Merger termination fee                                           2,000                    -
Other                                                              928                  856
                                                             ---------           ----------
  Total noninterest expense                                      8,628                3,380
                                                             ---------           ----------

Income (loss) before income tax expense                         (2,991)               1,889
Income tax expense (benefit)                                    (1,153)                 750
                                                             ---------           ----------

NET INCOME (LOSS)                                            $  (1,838)          $    1,139
                                                             =========           ==========

         See accompanying notes to consolidated interim financial statements.

                                        COHOES BANCORP, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                           For the six months ended December 31,
                                                              1998               1997
                                                                    (In thousands)
INTEREST INCOME:
Mortgage loans                                                $   14,417         $   13,767
Consumer/commercial loans                                          2,973              3,093
                                                              ----------         ----------
  Loans receivable                                                17,390             16,860

Securities available for sale                                      1,249                890
Investment securities                                              1,438                833
FHLB stock                                                           127                119
                                                              ----------         ----------
  Total securities                                                 2,814              1,842

Federal funds sold                                                   450                338
Bank Deposits                                                         18                  3
                                                              ----------         ----------
  Total interest income                                           20,672             19,043
                                                              ----------         ----------

INTEREST EXPENSE:
Deposits                                                           9,386              9,489
Escrow deposits                                                      277                 62
Borrowings                                                         1,082                  -
                                                              ----------         ----------
  Total interest expense                                          10,745              9,551
                                                              ----------         ----------

Net interest income                                                9,927              9,492
Provision for loan losses                                            360                400
                                                              ----------         ----------
Net interest income after
  provision for loan losses                                        9,567              9,092
                                                              ----------         ----------

NONINTEREST INCOME:
Service charges on deposits                                          402                380
Net gain on sale of mortgage loans                                     7                 46
Loan servicing revenue                                               208                257
Other                                                                858                722
                                                              ----------         ----------
  Total noninterest income                                         1,475              1,405
                                                              ----------         ----------

NONINTEREST EXPENSE:
Compensation and benefits                                          4,113              3,565
Occupancy                                                          1,485              1,343
FDIC deposit insurance premium                                        27                 33
Advertising                                                          193                163
Contribution to Cohoes Savings Foundation                          2,777                  -
Merger termination fee                                             2,000                  -
Other                                                              1,826              1,508
                                                              ----------         ----------
  Total noninterest expense                                       12,421              6,612
                                                              ----------         ----------

Income (loss) before income tax expense                           (1,379)             3,885
Income tax expense                                                  (524)             1,548
                                                              ----------         ----------

NET INCOME(LOSS)                                              $     (855)        $    2,337
                                                              ==========         ==========

      See accompanying notes to consolidated interim financial statements.

                                        COHOES BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (Unaudited)
                                                  (In thousands)

                                                                           Accumulated    Unallocated
                                                  Additional               other Com-        ESOP                   |     Com-
                                       Common      Paid In      Retained   prehensive       Common                  |  prehensive
                                       Stock       Capital      Earnings   Income, net      Stock        Total      | Income(Loss)
                                                                                                                    |
                                                                                                                    |
Six Months Ended                                                                                                    |
December 31, 1998                                                                                                   |
Balance at June 30, 1998               $      -   $     -       $ 53,270   $     12       $      -       $  53,282  |
                                                                                                                    |
Net Loss, July 1, 1998 -                                                                                            |
  December 31, 1998                           -         -           (855)         -              -            (855) | $       (855)
                                                                                                                    |
Issuance of 9,257,500 shares                                                                                        |
  of $.01 par value common                                                                                          |
  stock in initial public                                                                                           |
  offering, net of conversion                                                                                       |
  related expense                            92    90,258              -          -              -          90,350  |
                                                                                                                    |
                                                                                                                    |
Issuance of 277,725 shares                                                                                          |
  of $.01 par value common                                                                                          |
  stock to the Cohoes Savings                                                                                       |
  Foundation                                  3     2,774              -          -              -           2,777  |
                                                                                                                    |
                                                                                                                    |
Open market purchases of Cohoes                                                                                     |
  Bancorp, Inc. common stock                                                                                        |
  by ESOP trustee                             -         -              -          -         (9,137)         (9,137) |
                                                                                                                    |
                                                                                                                    |
Allocation from shares purchased                                                                                    |
  with 1998 contribution                      -         -              -          -            220             220  |
                                                                                                                    |
                                                                                                                    |
Change in unrealized gain or loss                                                                                   |
  on securities available for                                                                                       |
  sale, net                                   -         -              -         79              -              79  |          79
                                       --------   -------       --------   --------       --------       ---------  |------------
                                                                                                                    |
Balance, December 31, 1998             $     95   $93,032       $ 52,415   $     91       $ (8,917)      $ 136,716  |$       (776)
                                       ========   =======       ========   ========       ========       =========  |============
                                                                                                                    |
                                                                                                                    |
                                                                                                                    |
                                                                                                                    |
                                                                                                                    |
Six Months Ended                                                                                                    |
December 31, 1997                                                                                                   |
Balance, June 30, 1997                 $      -   $     -       $ 49,183   $    (91)      $      -       $  49,092  |
                                                                                                                    |
Net Income, July 1, 1997 -                                                                                          |
  December 31, 1997                           -         -          2,337          -              -           2,337  |$      2,337
                                                                                                                    |
Change in unrealized gain or loss                                                                                   |
  on securities available for                                                                                       |
  sale, net                                   -         -              -        125              -             125  |         125
                                       --------   -------       --------   --------       --------       ---------  |------------
                                                                                                                    |
Balance, December 31, 1997             $      -   $     -       $ 51,520   $     34       $      -       $  51,554  |$      2,462
                                       ========   =======       ========   ========       ========       =========  | ============

      See accompanying notes to consolidated interim financial statements.

                                        COHOES BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                       For the six months ended December 31,
                                                                                       1998                 1997
                                                                                                (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                            $       (855)        $      2,337
                                                                                       ------------         ------------

       Adjustments to reconcile net income to net cash provided by operating activities-
              Charitable contribution to the Cohoes Savings Foundation, Inc.                  2,777                    -
              Depreciation                                                                      647                  555
              Amortization of purchased and originated mortgage servicing rights                 97                   91
              Provision for loan losses                                                         360                  400
              Provision for deferred tax (benefit) expense                                   (1,394)                  77
              Net (gain) loss on securities available for sale                                   (2)                   1
              Net premium amortization of investment securities                                  33                   22
              Net premium (discount) amortization of securities available for sale               (5)                   2
              Net gain on sale of mortgage loans                                                 (7)                 (46)
              Proceeds from sale of loans held for sale                                         493                6,136
              Loans originated for sale                                                        (448)              (7,164)
              (Increase) decrease in interest receivable                                        150                  124
              Increase in other assets, net of deferred tax (benefit) expense                (2,689)                (301)
              Increase (decrease) in other liabilities                                          724                  184
              Net loss on sale of other real estate owned                                       315                  102
                                                                                       ------------         ------------
                    Total adjustments                                                         1,051                  183
                                                                                       ------------         ------------
                    Net cash provided by operating activities                                   196                2,520
                                                                                       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investment securities called                                                8,000                2,000
    Purchase of investment securities                                                       (17,513)              (9,024)
    Proceeds from the maturity of securities available for sale                                   -                  550
    Proceeds from securities available for sale called                                       22,300               13,000
    Proceeds from the sale of securities available for sale                                     646                    -
    Purchase of securities available for sale                                               (14,168)              (9,119)
    Proceeds from principal reduction in investment securities                                5,139                3,741
    Proceeds from principal reduction in securities available for sale                        3,924                1,884
    Net loans made to customers                                                             (55,276)               1,367
    Originated mortgage servicing rights                                                          -                  (63)
    Proceeds from sale of other real estate owned                                               795                1,538
    Capital expenditures                                                                       (808)                (305)
                                                                                       ------------         ------------
                 Net cash used in investing activities
                                                                                            (46,961)               5,569
                                                                                       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in mortgagors' escrow deposits                                              (1,829)              (1,698)
    Net Increase (decrease) in borrowings                                                    29,581                    -
    Net increase in deposits                                                                 71,002                 (510)
    Net proceeds from the issuance of common stock                                           90,350                    -
    Purchase of ESOP common stock                                                            (8,917)                   -
                                                                                       ------------         ------------
                 Net cash provided by financing activities                                  180,187               (2,208)
                                                                                       ------------         ------------
                 Net increase (decrease) in cash and cash equivalents                       133,422                5,881

CASH AND CASH EQUIVALENTS, beginning of period                                               14,229               16,664
                                                                                       ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                               $    147,651         $     22,545
                                                                                       ============         ============

ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
    Interest paid                                                                      $     10,497         $      9,543
    Taxes paid                                                                                  540                1,529
                                                                                       ============         ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
       Transfer of loans to other real estate owned                                    $      1,075         $        626
                                                                                       ============         ============




  See accompanying notes to consolidated interim financial statements.

                               COHOES BANCORP, INC.

                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



1.      Basis of Presentation

        Cohoes Bancorp, Inc. ("Company") was incorporated under Delaware law in September 1998 as a holding company to purchase 100% of the common stock of the Cohoes Savings Bank ("Bank"). On December 31, 1998, Cohoes Bancorp, Inc. completed its initial public offering of 9,257,500 shares of common stock in connection with the conversion of the Bank from a mutual form institution to a stock savings bank (the "Conversion"). Concurrently with the Conversion, Cohoes Bancorp, Inc. acquired all of the Bank's common stock.

        The consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year ending June 30, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

        These consolidated financial statements should be read in conjunction with the Bank's audited consolidated financial statements and notes thereto included in the Company's Prospectus dated November 12, 1998.


2.      Earnings Per Share

        Earnings per share is not shown since the Company completed its initial stock offering on December 31, 1998.


3.      Comprehensive Income

        The Bank adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" ("SFAS N0. 130") in 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this Statement.

        Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

        Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Bank consists solely of unrealized holding gains or losses on available-for-sale securities.

4.      Loan Portfolio Composition

        The following table sets forth the composition of the Company's loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.


                                                               December 31, 1998                     June 30, 1998
                                                            -----------------------             -----------------------
                                                            Amount       % of Total             Amount       % of Total
                                                            -----------------------             -----------------------
                                                                             (Dollars in thousands)
Real estate loans:
     One-to-four family real estate                         $ 292,676         62.24%            $ 258,399         62.07%
     Multi-family and commercial real estate                  111,622         23.74                93,229         22.39
                                                            ---------        ------             ---------       -------
         Total real estate loans                              404,298         85.98               351,628         84.46

Consumer loans:
     Home equity lines of credit                               21,262          4.52                21,976          5.28
     Conventional second mortgages                             14,374          3.06                15,093          3.63
     Automobile loans                                          10,153          2.16                 9,783          2.35
     Credit cards                                               1,551          0.33                 1,655          0.40
     Other consumer loans                                       1,187          0.25                 1,184          0.28
                                                            ---------        ------             ---------       -------
         Total consumer loans                                  48,527         10.32                49,691         11.94

Commercial business loans                                      17,389          3.70                14,991          3.60
                                                            ---------        ------             ---------       -------

         Total loans                                          470,214        100.00%              416,310        100.00%
                                                                             ======                             =======

Less:

     Net deferred loan origination fees and costs                  81                                 (18)
     Allowance for loan losses
                                                               (3,695)                             (3,533)
                                                            ---------                           ---------

         Net loans receivable                               $ 466,600                           $ 412,759
                                                            =========                           =========

5.      Non-Performing Loans

        The following table sets forth information regarding non-accrual loans, other past due loans, troubled debt restructurings and other real estate owned at the dates indicated.





                                                                                   December 31,         June 30,
                                                                                   1998                 1998
                                                                                           (Dollars in thousands)
Non-accrual loans:
     One-to-four family real estate                                                $           2,521    $           2,635
     Multi-family and commercial real estate                                                   1,120                  823
     Conventional second mortgages                                                                10                   35
     Consumer loans                                                                              142                  105
     Commercial business loans                                                                    10                   65
                                                                                   -----------------    -----------------
           Total non-accrual loans                                                             3,803                3,663

Loans contractually past due 90 days or more and still accruing interest:
     Consumer loans                                                                                3                   57
                                                                                   -----------------    -----------------
           Total loans 90 days or more and still accruing interest                                 3                   57

Troubled debt restructurings                                                                   1,335                1,929
                                                                                   -----------------    -----------------

           Total non-performing loans                                                          5,141                5,649

Other real estate owned (ORE)                                                                    474                  509
                                                                                   -----------------    -----------------

           Total non-performing assets                                             $           5,615    $           6,158
                                                                                   =================    =================

Allowance for loan losses                                                          $           3,695    $           3,533
                                                                                   =================    =================

Coverage of non-performing loans                                                               71.87%               62.54%
                                                                                   =================    =================

Total non-performing loans as a percentage of total loans                                       1.09%                1.36%
                                                                                   =================    =================

Total non-performing loans as a percentage of total assets                                       .72%                1.05%
                                                                                   =================    =================


6.       Allowance for Loan Losses

         The following table sets forth the activity in the Bank's allowance for loan losses at the dates and for the periods indicated.


                                                          At or for the six months ended December 31,
                                                             1998                  1997
                                                                        (In thousands)
Allowance for loan losses, beginning period                  $         3,533       $        3,105
Charge-off loans:
     Real estate loans
           One-to-four family real estate                                128                  220
           Multi-family and commercial real estate                        34                    9
                                                             ---------------       --------------
                Total real estate loan charge-offs                       162                  229

     Commercial business loans charge-offs                                 -                   52

     Consumer loans
           Home equity lines of credit                                     -                    8
           Conventional second mortgages                                  24                   16
           Automobile loans                                               14                  115
           Credit cards                                                  122                  130
           Other consumer loans                                           28                   21
                                                             ---------------       --------------
                Total consumer loan charge-offs                          188                  290
                                                             ---------------       --------------

     Total charged-offs loans                                            350                  571

Recoveries on loans previously charged-off:
     Real estate loans
           One-to-four family real estate                                113                   32
           Multi-family and commercial real estate                        16                   93
                                                             ---------------       --------------
                Total real estate loan recoveries                        129                  125

     Commercial business loan recoveries                                   1                   35

Consumer loans
           Home equity lines of credit                                     -                    -
           Conventional second mortgages                                   -                    -
           Automobile loans                                                -                    6
           Credit cards                                                   18                    8
           Other consumer loans                                            4                    4
                                                             ---------------       --------------
                Total consumer loan recoveries                            22                   18
                                                             ---------------       --------------

     Total recoveries                                                    152                  178
                                                             ---------------       --------------

     Net loans charged-off                                              (198)                (393)

     Provision for loan losses                                           360                  400
                                                             ---------------       --------------

     Allowance for loan losses, end of period                $         3,695       $        3,112
                                                             ===============       ==============


Item 2.  Management's Discussion and Analysis of Financial Condition and


Results of Operations

General

                  Cohoes Bancorp, Inc. ("Company"), headquartered in Cohoes, New York is a savings and loan holding company incorporated in September 1998 under the laws of the State of Delaware. The Company was organized at the direction of Cohoes Savings Bank ("Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On December 31, 1998, the Bank completed its Conversion, and the Company sold 9,257,500 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established the Cohoes Savings Foundation, Inc. ("Foundation") and made a charitable contribution of 277,725 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $2.8 million ($1.7 million net of tax). The net proceeds from the Offering amounted to $90.4 million, and the Company contributed 50% of the net proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The Company had no significant assets or operations prior to December 31, 1998. Per share data is not applicable. The period ended December 31, 1998 is the Company's first earnings report as a public company. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan and the investments of the net proceeds from the Offering retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

Financial Condition

                  For the six month period ended December 31, 1998, total assets of the company increased $182.9 million, or 34.1%, from $535.7 million at June 30, 1998 to $718.6 million at December 31, 1998. This increase in total assets was primarily attributable to a $53.8 million, or 13.0%, increase in net loans receivable which increased from $412.8 million at June 30, 1998 to $466.6 million at December 31, 1998, and a $130.4 million increase in federal funds sold, which increased from $5.0 million at June 30, 1998 to $135.4 million at December 31, 1998. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans, and from the investment of Conversion proceeds in federal funds sold.

                  Deposits increased $71.0 million, or 15.8%, from $449.5 million at June 30, 1998, to $520.5 million at December 31, 1998. This increase was primarily attributable to $77.6 million of Conversion proceeds which are in the process of being returned due to an over subscription partially offset by the withdrawal of deposits to purchase stock in the conversion.

                  Borrowings, comprised primarily of Federal Home Loan Bank advances, increased $29.6 million, or 148.7%, from $19.9 million at June 30, 1998 to $49.5 million at December 31, 1998. This increase was primarily the result of additional longer term fixed rate Federal Home Loan Bank advances used to fund long-term fixed rate residential mortgages held in the portfolio.

                  Total stockholder's equity increased $83.4 million, or 156.5%, from $53.3 million at June 30, 1998, to $136.7 million at December 31, 1998. The increase was primarily attributable to the $90.4 million in net proceeds raised by the Company in its Offering in connection with the Bank's Conversion.

                  Average Balance Sheets. The following tables set forth certain information relating to the Company for the three and six months ended December 31, 1998 and 1997. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.


                                                               Three Months Ended December 31,
                                        -------------------------------------------------------------------------------
                                                       1998                                        1997
                                        -------------------------------------       -----------------------------------
                                        Average        Interest                     Average       Interest
                                        Outstanding    Earned/         Yield/       Outstanding    Earned/       Yield/
                                        Balance        Paid            Rate         Balance         Paid         Rate
                                                                    (Dollars in thousands)
Interest-earning assets
   Loans receivable                     $ 445,263      $ 8,800         7.84%        $405,403      $ 8,481        8.30%
   Securities available for sale           35,326          544         6.11           24,639          408        6.57
   Investments securities                  47,599          731         6.09           26,733          421        6.25
   Federal funds sold                      35,494          409         4.57           13,542          186        5.45
   FHLB stock                               3,552           63         7.04            3,443           61        7.03
   Other interest-earning assets              600            9         5.95               67            1        5.92
                                        ---------      -------                      --------      -------
   Total interest-earning assets          567,834       10,556         7.38          473,827        9,558        8.00
                                                       -------                                    -------
Non-earning assets                         23,391                                     18,289
                                        ---------                                   --------

   Total assets                         $ 591,225                                   $492,116
                                        =========                                   ========


Interest-bearing liabilities
   Savings accounts                     $ 128,281          970         3.00         $118,588          895        2.99
   School savings accounts                 17,691          223         5.00           14,345          200        5.53
   Money market accounts                   20,325          165         3.22           17,335          136        3.11
   Demand deposits                         57,172           83         0.58           45,499           73        0.64
   Time deposits                          222,492        3,148         5.61          234,036        3,457        5.86
   Escrow accounts                         35,030          238         2.70            6,199           24        1.54
   Borrowings                              49,517          709         5.68                -            -           -
                                        ---------      -------                      --------      -------
   Total interest-bearing                 530,508        5,536         4.14          436,002        4,785        4.35
      liabilities                                      -------                                    -------
Other liabilities                           5,485                                      4,734
Stockholders' equity                       55,232                                     51,380
                                        ---------                                   --------
   Total liabilities and
      stockholders' equity              $ 591,225                                   $492,116
                                        =========                                   ========


Net interest income                                    $ 5,020                                    $ 4,773
                                                       =======                                    =======

Net interest rate spread                                               3.24%                                     3.65%
                                                                       ====                                      ====

Net earning assets                      $  37,326                                   $ 37,825
                                        =========                                   ========

Net yield on average
   interest-earning assets                                             3.51%                                     4.00%
                                                                       ====                                      ====

Average interest-earning assets to
   average interest-bearing                  1.07X                                      1.09X
   liabilities




                                                               Six Months Ended December 31,
                                        ------------------------------------------------------------------------------
                                                         1998                                        1997
                                        -----------------------------------        -----------------------------------
                                        Average         Interest                   Average         Interest
                                        Outstanding     Earned/        Yield/      Outstanding     Earned/       Yield/
                                        Balance         Paid           Rate        Balance         Paid          Rate
                                                                    (Dollars in thousands)

Interest-earning assets
   Loans receivable                     $ 434,762       $17,390        7.93%       $ 405,255       $16,860       8.25%
   Securities available for sale           39,634         1,249        6.25           27,139           890       6.51
   Investments securities                  47,683         1,438        5.98           26,046           833       6.34
   Federal funds sold                      19,261           450        4.63           12,321           338       5.44
   FHLB stock                               3,552           127        7.09            3,443           119       6.86
   Other interest-earning assets              592            18        6.04               83             3       7.17
                                        ---------       -------                    ---------       -------
   Total interest-earning assets          545,484        20,672        7.52          474,287        19,043       7.96
                                                        -------                                    -------
Non-earning assets                         21,248                                     18,618
                                        ---------                                  ---------
   Total assets                         $ 566,732                                  $ 492,905
                                        =========                                  =========


Interest-bearing liabilities
   Savings accounts                     $ 128,360         1,929        2.98        $ 120,691         1,820       2.99
   School savings accounts                 17,682           469        5.26           14,230           397       5.53
   Money market accounts                   19,943           337        3.35           16,952           263       3.08
   Demand deposits                         55,503           168        0.60           45,684           147       0.64
   Time deposits                          225,994         6,483        5.69          232,498         6,862       5.85
   Escrow accounts                         21,824           277        2.52            7,402            62       1.66
   Borrowings                              37,264         1,082        5.76                -             -          -
                                        ---------       -------                    ---------       -------
   Total interest-bearing                 506,570        10,745        4.21          437,457         9,551       4.33
      liabilities                                       -------                                    -------
Other liabilities                           5,482                                      4,728
Stockholders' equity                       54,680                                     50,720
                                        ---------                                  ---------
   Total liabilities and
      stockholders' equity              $ 566,732                                  $ 492,905
                                        =========                                  =========


Net interest income                                     $ 9,927                                    $ 9,492
                                                        =======                                    =======

Net interest rate spread                                               3.31%                                     3.63%
                                                                       ====                                      ====

Net earning assets                      $  38,914                                  $  36,832
                                        =========                                  =========

Net yield on average
   interest-earning assets                                             3.61%                                     3.97%
                                                                       ====                                      ====

Average interest-earning assets to
   average interest bearing                  1.08X                                      1.08X
   liabilities


Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                           Three Months Ended December 31,1998          Six Months Ended December 31,1998
                                                      Compared to                                   Compared to
                                           Three Months Ended December 31,1997          Six Months Ended December 31,1997
                                           -----------------------------------         -----------------------------------
                                             Increase (Decrease)                       Increase (Decrease)
                                                  Due to              Total                   Due to              Total
                                            --------------------      Increase         --------------------       Increase
                                            Volume     Rate           (Decrease)       Volume       Rate          (Decrease)
                                            -------    --------       -------          --------     --------      --------
                                                                      (Dollars in thousands)
Interest and Dividend Income from:

Loans Receivable                            $ 2,585    $ (2,266)      $   319          $  2,033     $ (1,503)     $    530
Securities Available for Sale                   312        (176)          136               458          (99)          359
Investment Securities                           381         (71)          310               743         (138)          605
Federal Funds Sold                              419        (196)          223               246         (134)          112
Federal Home Loan Bank Stock                      2           -             2                 4            4             8
Other Interest-earning Assets                     8           -             8                16           (1)           15
                                            -------    --------       -------          --------     --------      --------

Total Interest and Dividend Income            3,707      (2,709)          998             3,500       (1,871)        1,629
                                            -------    --------       -------          --------     --------      --------


Interest Expense for:

Savings Accounts                                 73           2            75               127          (18)          109
School Savings Accounts                         124        (101)           23               124          (52)           72
Money Market Accounts                            24           5            29                49           25            74
Demand Accounts                                  48         (38)           10                44          (23)           21
Time Deposit Accounts                          (167)       (142)         (309)             (189)        (190)         (379)
Escrow Accounts                                 184          30           214               170           45           215
Other Borrowings                                709           -           709             1,082            -         1,082
                                            -------     -------       -------          --------     --------      --------

Total Interest Expense                          995        (244)          751             1,407         (213)        1,194
                                            -------     -------       -------          --------     --------      --------

Net Interest Income                         $ 2,712     $(2,465)      $   247          $  2,093     $ (1,658)     $    435
                                            =======     =======       =======          ========     ========      ========


Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997

         For the three months ended December 31, 1998 the Company recognized a net loss of $1.8 million, as compared to net income of $1.1 million for the three months ended December 31, 1997. Noninterest expense increased $5.2 million for the three months ended December 31, 1998 as compared to the same period last year. This increase was in part offset by an increase in net interest income of $247,000 and a reduction in income tax expense of $1.9 million.

         Net Interest Income. Net interest income for the three months ended December 31, 1998 was $5.0 million, up $247,000 from the same period last year. The increase was primarily the result of an increase of $94.0 million in the balance of average earning assets from $473.8 million for the three months ended December 31, 1997 to $567.8 million for the same period this year. The balance of interest-bearing liabilities also increased during the same period, up $94.5 million. The net impact of these volume increases resulted in an increase in net interest income of $2.7 million. The volume increases were offset by a 41 basis point reduction in the interest rate spread resulting in a $2.5 million decrease in net interest income due to rate. The Bank's net interest margin for the three months ended December 31, 1998 was 3.51%, down 49 basis points from 4.0% for the same period last year. The yield on average earning assets decreased from 8.0% to 7.38% , while the rate paid on average interest-bearing liabilities decreased from 4.35% to 4.14%.

         Interest Income. Interest income for the three months ended December 31, 1998 was $10.6 million, up from $9.6 million for the comparable period in 1997. The largest component of interest income is interest on loans. Interest on loans increased from $8.5 million for the three months ended December 31, 1997 to $8.8 million for the three months ended December 31, 1998. This increase of $319,000 is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $39.9 million to $445.3 million, while the yield on loans decreased 46 basis points from 8.30% to 7.84%. The increase in interest on loans was supplemented by increases in interest on securities available for sale, investment securities and federal funds. Interest income on these categories of earning assets increased $136,000, $310,000 and $223,000, respectively. Substantially all of the increases in interest income on these assets are attributed to increases in volume. The average balance of securities available for sale increased from $24.6 million for the quarter ended December 31, 1997 to $35.3 million for the quarter ended December 31, 1998. This increase in volume resulted in an increase in interest income of $312,000. The average balance of investment securities increased from $26.7 million in the quarter ended December 31, 1997 to $47.6 million in the quarter ended December 31, 1998, resulting in a $381,000 increase in interest income due to volume. The average balance of federal funds increased from $13.5 million in the quarter ended December 31, 1997 to $35.5 million in the quarter ended December 31, 1998. The increase in the volume of federal funds resulted in a $419,000 increase in interest income in the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. The changes in yield on securities available for sale, investment securities and federal funds reduced interest income by $443,000.

         Interest Expense. Interest expense increased during the quarter ended December 31, 1998 to $5.5 million, up from $4.8 million for the comparable period in 1997. Substantially all of the Bank's interest expense is from the Bank's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the quarter ended December 31, 1998 was $3.2 million, down $309,000 from the $3.5 million for the quarter ended December 31, 1997. This decrease is the result of a decrease in the average balance of time deposits, from $234.0 million for the quarter ended December 31, 1997 to $222.5 million for the quarter ended December 31, 1998 and a decrease of 25 basis points in the rates paid on these deposits from 5.86% for the quarter ended December 31, 1997 to 5.61% for the same period in 1998. Interest expense on savings accounts increased $75,000 for the quarter ended December 31, 1998 as compared to the same period the prior year, almost entirely attributable to an increase in the average balance of savings accounts of $9.7 million. Interest on school savings accounts increased $23,000, from $200,000 for the quarter ended December 31, 1997 to $223,000 for the quarter ended December 31, 1998, substantially all of which was the result of an increase in the average balance of school savings accounts of $3.4 million. Interest on money market accounts increased $29,000, from $136,000 for the quarter ended December 31, 1997 to $165,000 for the quarter ended December 31, 1998. The increase is attributed to an increase in the average balance of money market accounts of $3.0 million as well as an increase of 11 basis points in the rates paid on these money market accounts, from 3.11% to 3.22%. Interest on borrowings for the quarter ended December 31, 1998 was $709,000 due to a $49.5 million increase in the average balance of borrowings. Interest on escrow accounts increased $214,000, from $24,000 for the quarter ended December 31, 1997 to $238,000 for the quarter ended December 31, 1998. The increase is attributed to an increase in the average balance of escrow accounts of $28.8 million as well as an increase of 116 basis points in the rates paid on these escrow accounts, from 1.54% to 2.70%.

         Provision for Loan Losses. The provision for loan losses decreased from $250,000 for the quarter ended December 31, 1997 to $180,000 for the quarter ended December 31, 1998. The reduction in the provision is attributed to the reduction in the level of net charge-offs from $358,000 for the quarter ended December 31, 1997 to $105,000 for the quarter ended December 31, 1998.

         Noninterest Income. Total noninterest income for the quarter ended December 31, 1998 was $797,000, up from the $746,000 for the quarter ended December 31, 1997. Service charges on deposits increased slightly to $204,000 for the quarter ended December 31, 1998, from $187,000 for the quarter ended December 31, 1997. Loan servicing revenue declined $22,000 from $125,000 for the quarter ended December 31, 1997 to $103,000 for the quarter ended December 31, 1998. The decline relates to a reduction in the balance of loans serviced for others. Fluctuations in other noninterest income categories were not significant.

         Noninterest Expense. Total noninterest expense increased $5.2 million to $8.6 million for the quarter ended December 31, 1998, up from $3.4 million for the comparable period in 1997. The termination fee paid to SFS Bancorp, Inc. of $2.0 million, the contribution of $2.8 million to the Cohoes Savings Foundation, Inc. and the increase in compensation and benefits of $360,000 were the primary contributors to the overall increase. The termination fee was paid as a result of the cancelation of the merger agreement with SFS Bancorp, Inc. The contribution to the Cohoes Savings Foundation, Inc. was associated with the Company's conversion and establishment of a charitable foundation. The increase in compensation and benefits is primarily attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Company's conversion.

         Income Tax Expense. Income tax expense decreased from $750,000 for the quarter ended December 31, 1997 to a benefit of $1.2 million for the comparable period in 1998. The reduction is primarily the result of less income before income tax expense and the recording of the tax benefit associated with the contribution to the Foundation.

Comparison of Operating Results for the Six Months Ended December 31, 1998 and 1997

         For the six months ended December 31, 1998 the Company recognized a net loss of $855,000, as compared to net income of $2.3 million for the six months ended December 31, 1997. Noninterest expense increased $5.8 million for the six months ended December 31, 1998 as compared to the same period last year. This increase was in part offset by an increase in net interest income of $435,000 and a reduction in income tax expense of $2.1 million.

         Net Interest Income. Net interest income for the six months ended December 31, 1998 was $9.9 million, up $435,000 from the same period last year. The increase was primarily the result of the increase of $71.2 million in the balance of average earning assets from $474.3 million for the six months ended December 31, 1997 to $545.5 million for the same period this year. Interest-bearing liabilities also increased during the same period, up $69.1 million. The net impact of these volume increases resulted in an increase in the net interest income of $2.1 million. The volume increases were offset by a 32 basis point reduction in the interest rate spread resulting in a $1.7 million decrease in net interest income due to rate. The Bank's net interest margin for the six months ended December 31, 1998 was 3.61%, down 36 basis points from 3.97% for the same period last year. The yield on average earning assets decreased from 7.96% to 7.52% , while the rate paid on average interest-bearing liabilities decreased from 4.33% to 4.21%.

         Interest Income. Interest income for the six months ended December 31, 1998 was $20.7 million, up from $19.0 million for the comparable period in 1997. The largest component of interest income is interest on loans. Interest on loans increased from $16.9 million for the six months ended December 31, 1997 to $17.4 million for the six months ended December 31, 1998. This increase of $530,000 is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $29.5 million to $434.8 million, while the yield on loans decreased 32 basis points from 8.25% to 7.93%. The increase in interest on loans was supplemented by increases in interest on securities available for sale, investment securities and federal funds. Interest income on these categories of earning assets increased $359,000, $605,000 and $112,000, respectively. Substantially all of the increases in interest income on these assets are attributed to increases in volume. The average balance of securities available for sale increased from $27.1 million for the six months ended December 31, 1997 to $39.6 million for the six months ended December 31, 1998. This increase in volume resulted in an increase in interest income of $458,000. The average balance of investment securities increased from $26.0 million in the six months ended December 31, 1997 to $47.7 million in the six months ended December 31, 1998, resulting in a $743,000 increase in interest income due to volume. The average balance of federal funds increased from $12.3 million in the six months ended December 31, 1997 to $19.3 million in the six months ended December 31, 1998. The increase in the volume of federal funds resulted in a $246,000 increase in interest income in the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. The changes in yield on securities available for sale, investment securities and federal funds reduced interest income by $371,000.

         Interest Expense. Interest expense increased during the six month period ended December 31, 1998 to $10.7 million, up from $9.6 million for the comparable period in 1997. Substantially all of the Bank's interest expense is from the Bank's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the six months ended December 31, 1998 was $6.5 million, down $379,000 from the $6.9 million for the six months ended December 31, 1997. This decrease is the result of a decrease in the average balance of time deposits, from $232.5 million for the six months ended December 31, 1997 to $226.0 million for the six months ended December 31, 1998 and a decrease of 16 basis points in the rates paid on these deposits from 5.85% for the six months ended December 31, 1997 to 5.69% for the same period in 1998. Interest expense on savings accounts increased $109,000 for the six months ended December 31, 1998 as compared to the same period the prior year, almost entirely attributed to an increase in the average balance of savings accounts of $7.7 million. Interest on school savings accounts increased $72,000, from $397,000 for the six months ended December 31, 1997 to $469,000 for the six months ended December 31, 1998, substantially all of which was the result of an increase in the average balance of school savings accounts of $3.5 million. Interest on money market accounts increased $74,000, from $263,000 for the six months ended December 31, 1997 to $337,000 for the six months ended December 31, 1998. The increase is attributed to an increase in the average balance of money market accounts of $2.9 million as well as an increase of 27 basis points in the rates paid on these money market accounts, from 3.08% to 3.35%. Interest on borrowings for the six months ended December 31, 1998 was $1.1 million, due to a $37.3 million increase in the average balance of borrowings. Interest on escrow accounts increased $215,000, from $62,000 for the six months ended December 31, 1997 to $277,000 for the six months ended December 31, 1998. The increase is attributed to an increase in the average balance of escrow accounts of $14.4 million as well as an increase of 86 basis points in the rates paid on these escrow accounts, from 1.66% to 2.52%.

         Provision for Loan Losses. The provision for loan losses decreased from $400,000 for the six months ended December 31, 1997 to $360,000 for the six months ended December 31, 1998. The reduction in the provision is attributed to the reduction in the level of net charge-offs from $393,000 for the six months ended December 31, 1997 to $198,000 for the six months ended December 31, 1998.

         Noninterest Income. Total noninterest income for the six month period ended December 31, 1998 was $1.5 million, up from the $1.4 million for the six month period ended December 31, 1997. Service charges on deposits increased slightly to $402,000 for the six months ended December 31, 1998, from $380,000 for the six months ended December 31, 1997. Loan servicing revenue declined $49,000 from $257,000 for the six months ended December 31, 1997 to $208,000 for the six months ended December 31, 1998. The decline relates to a reduction in the balance of loans serviced for others. Fluctuations in other noninterest income categories were not significant.

         Noninterest Expense. Total noninterest expense increased $5.8 million to $12.4 million for the six months ended December 31, 1998, up from $6.6 million for the comparable period in 1997. The termination fee paid to SFS Bancorp, Inc. of $2.0 million, the contribution of $2.8 million to the Cohoes Savings Foundation, Inc. and the increase in compensation and benefits of $548,000 were the primary contributors to the overall increase. The termination fee was paid as a result of the cancelation of the merger agreement with SFS Bancorp, Inc. The contribution to the Cohoes Savings Foundation, Inc. was associated with the Company's conversion and establishment of a charitable foundation. The increase in compensation and benefits is primarily attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Company's conversion.

         Income Tax Expense. Income tax expense decreased from $1.5 million for the six month period ended December 31, 1997 to a benefit of $524,000 for the comparable period in 1998. The reduction is primarily the result of less income before income tax expense and the recording of the tax benefit associated with the contribution to the Foundation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Bank's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments. The Bank's liquid assets include cash and cash equivalents, investment securities that mature within one year, and its portfolio of securities available for sale.

The Bank's cash inflows result primarily from loan repayments, maturities, calls and pay downs of securities, new deposits, and to a lesser extent, drawing upon the Bank's credit lines with the Federal Home Loan Bank of New York. The Bank's cash outflows are substantially new loan originations, securities purchases, and deposit withdrawals. The timing of cash inflows and outflows are closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Bank attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network as well as with limited use of borrowings. Management believes that the level of the Bank's liquid assets combined with daily monitoring of inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of our depositors, and meet all other daily obligations of the Bank.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $136.7 million at December 31, 1998, 19.0% of total assets on that date. As of December 31, 1998, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at December 31, 1998 were as follows: Tier I (leverage) capital, 25.1%; Tier I risk-based capital, 34.5%; and Total risk-based capital, 35.4%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.


Impact of the Year 2000

         General. The year 2000 ("Y2K") issue confronting the Bank and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

         Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors and with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Y2K problems. The federal banking agencies have asserted that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory examinations and, thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

         Risk. Like most financial institutions service providers, the Bank and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Bank's direct control and third parties with whom the Bank electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, and the Bank could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of the Bank's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Bank's operations and, in turn, its financial condition and results of operations.

         State of Readiness. During November 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:



o        Established senior management advisory and review responsibilities;

o        Completed a Bank-wide inventory of applications and system software;

o Built an internal tracking database for application and vendor software;

o        Developed compliance plans and schedules for all lines of business;

o        Initiated vendor compliance verification;

o Begun awareness and education activities for employees through existing internal communication channels; and

o Developed a process to respond to customer inquiries as well as help educate customers on the Y2K issue.

The following paragraphs summarize the phases of the Bank's Y2K plan:

         Awareness Phase. The Bank formally established a Y2K plan headed by a senior manager, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This phase is substantially complete.

         Assessment Phase. The Bank's strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Bank began identifying functional replacements which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

         Beginning in October 1998, all unsecured credits greater than $100,000 were sent a questionnaire developed by the Bank's credit administration staff to evaluate Y2K exposure. The Bank also contacted its most significant borrowers informing them of the Y2K issue. Because the Bank's loan portfolio is primarily real estate-based and is diversified with regard to individual borrowers and types of businesses, and the Bank's primary market area is not significantly dependent on one employer or industry, the Bank does not expect any significant or prolonged Y2K-related difficulties that will affect net earnings or cash flow. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk.

         Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered and placed into production and have entered the validation process (with the exception of hardware upgrades to certain of the Bank's automated teller machines and the voice response unit ("vru") which are expected to be completed by March 31, 1999).

          Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. The Bank currently is in the process of validation testing of each mission critical system, with the degree of completion of such testing ranging from 25% to 100%. The Bank's validation phase is expected to be completed by March 31, 1999 for all mission critical systems. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

         Implementation Phase. The Bank's plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all mission critical systems (with the exception of hardware upgrades to certain of the Bank's automated teller machines and the voice response unit ("vru") which are expected to be completed by March 31, 1999).

         Bank Resources Invested. The Bank's Y2K project team has been assigned the task of ensuring that all systems across the Bank are identified, analyzed for Y2K compliance, corrected, if necessary, tested, and changes put into service by the end of 1998. The Y2K project team members represent all functional areas of the Bank, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by a member of the Bank's senior management team. The Bank's Board of Directors oversees the Y2K plan and provides guidance and resources to, and receives quarterly updates from, the Y2K project team.

         The Bank expenses all costs associated with the required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for the Bank is estimated to be $109,000, all of which were incurred and expensed by the Bank through June 30, 1998. The Bank does not expect significant increases in future data processing costs related to Y2K compliance.

         Contingency Plans. During the assessment phase, the Bank began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Bank's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined that the vendor is unable or unwilling to correct the failure, the Bank will convert to a new system from a pre-selected list of prospective vendors. In each such case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using spreadsheet software or reverting to manual systems until system problems can be corrected. Although the Bank has been informed that each of its primary vendors anticipates that all mission critical systems either are or will timely be Y2K-ready, no warranties have been received from such vendors.

Item 3.           Quantitative And Qualitative Disclosures About Market Risk

         Not applicable

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         Not Applicable.

Item 2.           Changes in Securities and Use of Proceeds

         On November 12, 1998, the Company's Registration Statement on Form S-1 (file No. 333-63539) covering up to 12,778,790 shares of common stock at $10.00 per share to be issued in connection with the Company's initial public offering was declared effective. The offering commenced on November 22, 1998 and terminated on December 16, 1998. The offering closed on December 31, 1998 and 9,257,500 shares of Company stock, par value $0.01 per share, were sold at a price of $10.00 per share and an additional 277,725 shares of Company stock were contributed to the Cohoes Savings Foundation, Inc. Keefe, Bruyette & Woods, Inc. ("KBW") acted as Investment Advisor to the Company and assisted in the sale of the Company's common stock on a "best efforts" basis.

         Since the effective date of the registration statement, the Company incurred $2.2 million in expenses in connection with the issuance and distribution of the securities registered. $1.1 million was paid to or on behalf of KBW and $1.1 million represented other expenses of the offering. No such payments were made either directly or indirectly to directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

         In connection with the offering, the Company received $90.4 million in proceeds after deducting expenses. The Company intends to utilize $36.1 million of the net proceeds as working capital. Initially, the Company has invested those funds in short-term liquid assets. The Company loaned $9.1 million of the net proceeds to the Employee Stock Ownership Plan to purchase common stock and $45.2 million of the net proceeds was used to purchase all of the stock of the Company's wholly-owned subsidiary, Cohoes Savings Bank. No direct or indirect payments to directors or officers of the Company or their associates, or ten percent owners of the Company, or affiliates of the Company were made by the Company from the net proceeds.

Item 3.           Defaults Upon Senior Securities

         Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.           Other Information

         Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27.      Financial Data Schedules
                  (submitted only with filing in electronic format)

         (b)      Reports on Form 8-K

                  Not Applicable.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Cohoes Bancorp, Inc.
                                        (Registrant)




Date: February 10, 1999          By: /s/ Harry L. Robinson
                                     ---------------------
                                     Harry L. Robinson
                                     President and Chief Executive Officer

Date: February 10, 1999          By: /s/ Richard A. Ahl
                                     ------------------
                                     Richard A. Ahl
                                     Executive Vice President,
                                     Chief Financial Officer and Secretary