Form 10-Q
period 1999-03-31
COHOES BANCORP INC
filed 1999-05-12
CIK 1070321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended March 31, 1999

                                      or

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

               [ X ]  Yes                        [   ]  No

     As of May 3,1999, there were 9,535,225 shares of the registrant's common stock outstanding.

                                  FORM 10-Q
                             Cohoes Bancorp, Inc.

                                    INDEX

                                                                      Page
PART 1 - FINANCIAL INFORMATION                                        Number

Item 1. Financial Statements

        Consolidated Statements of Financial Condition at
        March 31, 1999 and June 30, 1998                              3

        Consolidated Statements of Income for the three and
        nine months ended March 31, 1999 and 1998                     4-5

        Consolidated Statements of Changes in Stockholders' Equity
        for the nine months ended March 31, 1999 and 1998             6

        Consolidated Statements of Cash Flows for the nine
        months ended March 31, 1999 and 1998                          7

        Notes to Consolidated Interim Financial Statements            8-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           12-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk    22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                             22

Item 2. Changes in Securities and Use of Proceeds                     22

Item 3. Defaults Upon Senior Securities                               22

Item 4. Submission of Matters to a Vote of Security Holders           22

Item 5. Other Information                                             22

Item 6. Exhibits and Reports on Form 8-K                              22

Signature Page                                                        23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     COHOES BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                   March         June
                                                   1999          1998

ASSETS:                                                  (In thousands)
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                        $   8,653
                                                   $   6,891
  Federal funds sold                                  15,510         5,000
  Interest-bearing deposits with banks                   330           576

      Total cash and cash equivalents                 22,731        14,229

MORTGAGE LOANS HELD FOR SALE                               -            38

SECURITIES AVAILABLE FOR SALE, amortized cost of      43,147        48,720
$43,084 and $48,701 at March 31, 1999 and June
30, 1998, respectively

INVESTMENT SECURITIES, Approximate fair value of      54,921        45,424
$55,027 and $45,547 at March 31, 1999 and June
30, 1998, respectively

NET LOANS RECEIVABLE                                 489,527       412,759

ACCRUED INTEREST RECEIVABLE                            3,687         3,482

BANK PREMISES AND EQUIPMENT                            7,639         7,303

OTHER REAL ESTATE OWNED                                  507           509

MORTGAGE SERVICING RIGHTS                                892         1,042

OTHER ASSETS                                           5,168         2,210

      Total assets                                 $ 628,219     $ 535,716

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Due to depositors                                $ 429,004     $ 449,541
  Mortgagors' escrow deposits                          6,146         8,994
  Borrowings                                          49,263        19,897
  Other liabilities                                    5,376         4,002

      Total liabilities                              489,789       482,434
Commitments and contingent  liabilities

STOCKHOLDERS' EQUITY:
  Common stock                                            95             -
  Additional paid in capital                          93,018             -
  Retained earnings                                   54,035        53,270
  Unallocated common stock held by ESOP               (8,757)            -
  Accumulated other comprehensive
    income, net                                           39            12

      Total stockholders' equity                     138,430        53,282

      Total liabilities and stockholders'          $ 628,219     $ 535,716
        equity

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                        For the three months ended March 31,
                                             1999                1998
                                      (In thousands, except per share amounts)

INTEREST INCOME:
Loan receivable                              $ 9,278             $8,269
Securities available for sale                    501                372
Investment securities                            785                443
FHLB stock                                        59                 64
Federal funds sold                               530                267
Bank deposits                                      4                  -

    Total interest income                     11,157              9,415

INTEREST EXPENSE:
Deposits                                       4,066              4,594
Mortgagors' escrow deposits                       22                 21
Borrowings                                       698                 40

    Total interest expense                     4,786              4,655

Net interest income                            6,371              4,760
Provision for loan losses                        425                180

Net interest income after
  Provision for loan losses                    5,946              4,580

NONINTEREST INCOME:
Service charges on deposits                      187                175
Loan servicing revenue                            88                124
Net gain on sale of mortgage loans                 2                 31
Other                                            424                376

    Total noninterest income                     701                706

NONINTEREST EXPENSE:
Compensation and benefits                      2,176              1,905
Occupancy                                        736                661
FDIC deposit insurance premium                    17                 16
Advertising                                       96                150
Other                                            959                688

    Total noninterest expense                  3,984              3,420

Income before income tax expense               2,663              1,866
Income tax expense                             1,043                731

NET INCOME                                   $ 1,620             $1,135

Net income per share since conversion
  Basic                                      $   .18             $  N/A
  Diluted                                    $   .18             $  N/A

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                       For the nine months ended March 31,
                                             1999            1998
                                    (In thousands, except per share amounts)

INTEREST INCOME:
Loan receivable                              $26,668         $25,129
Securities available for sale                  1,750           1,262
Investment securities                          2,223           1,276
FHLB stock                                       186             183
Federal funds sold                               980             605
Bank deposits                                     22               3

    Total interest income                     31,829          28,458

INTEREST EXPENSE:
Deposits                                      13,451          14,083
Mortgagors' escrow deposits                      299              83
Borrowings                                     1,781              40

    Total interest expense                    15,531          14,206

Net interest income                           16,298          14,252
  Provision for loan losses                      785             580

Net interest income after
  provision for loan losses                   15,513          13,672

NONINTEREST INCOME:
Service charges on deposits                      590             555
Loan servicing revenue                           296             380
Net gain on sale of mortgage loans                 8              77
Other                                          1,282           1,099

    Total noninterest income                   2,176           2,111

NONINTEREST EXPENSE:

Compensation and benefits                      6,290           5,470
Occupancy                                      2,220           2,004
FDIC deposit insurance premium                    44              49
Advertising                                      289             313
Contribution to Cohoes Savings Foundation      2,777               -
Merger termination fee                         2,000               -
Other                                          2,785           2,196

    Total noninterest expense                 16,405          10,032

Income before income tax expense               1,284           5,751
Income tax expense                               519           2,279

NET INCOME                                   $   765         $ 3,472

Net income per share since conversion
  Basic                                      $   .18         $   N/A
  Diluted                                    $   .18         $   N/A

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                         Accumulated    Unallocated
                                                Additional               other Com-     ESOP                      Com-
                                       Common   Paid In      Retained    prehensive     Common                    prehensive
                                       Stock    Capital      Earnings    Income, net    Stock         Total       Income
Nine Months Ended
March 31, 1999

Balance at June 30, 1998               $ -      $     -      $53,270     $ 12           $     -       $ 53,282

Net Income, July 1, 1998 -
  March 31, 1999                         -            -          765        -                 -            765    $  765

Issuance of 9,257,500 shares
  of $.01 par value common
  stock in initial public
  offering, net of conversion
  related expense                       92       90,258            -        -                 -         90,350

Issuance of 277,725 shares
  of $.01 par value common
  stock to the Cohoes Savings
  Foundation                             3        2,774            -        -                 -          2,777

Open market purchases of Cohoes
  Bancorp, Inc. common stock
  by ESOP trustee                        -            -            -        -            (9,137)        (9,137)

Allocation of  ESOP shares               -          (14)           -        -               380            366

Change in unrealized gain or loss
  on securities available for sale,
  net                                    -            -            -       27                 -             27        27

Balance, March 31, 1999                $95      $93,018      $54,035     $ 39           $(8,757)      $138,430    $  792


Nine Months Ended
March 31, 1998

Balance, June 30, 1997                 $ -      $     -      $49,183     $(91)          $     -       $ 49,092

Net Income, July 1, 1997
  March 31, 1998                         -            -        3,472        -                 -          3,472    $3,472

Change in unrealized gain or loss
  on securities available for sale,
  net                                    -            -            -       84                 -             84        84

Balance, March 31, 1998                $ -      $     -      $52,655     $ (7)          $     -       $ 52,648    $3,556

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                   For the nine months ended March 31,
                                                                                        1999                1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $    765            $  3,472

  Adjustments to reconcile net income to net cash provided by operating activities-
      Charitable contribution to the Cohoes Savings Foundation                             2,777                   -
      Depreciation                                                                           980                 869
      Amortization of purchased and originated mortgage servicing rights                     151                 136
      Provision for loan losses                                                              785                 580
      ESOP compensation expense                                                              366                   -
      Net (gain) loss on securities available for sale                                        (2)                  1
      Net premium (discount) amortization of investment securities                            38                  28
      Net premium (discount) amortization of securities available for sale                    (7)                  5
      Net gain on sale of mortgage loans                                                      (8)                (77)
      Proceeds from sale of loans held for sale                                              602               8,138
      Loans originated for sale                                                             (556)             (7,886)
      (Increase) decrease in interest receivable                                            (205)                383
      Increase in other assets                                                            (2,958)               (390)
      Increase (decrease) in other liabilities                                             1,374                 144
      Net loss on sale of other real estate owned                                             73                 145

        Total adjustments                                                                  3,410               2,076

        Net cash provided by operating activities                                          4,175               5,548

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investment securities called/matured                                      16,025              15,000
  Purchase of investment securities                                                      (32,580)            (29,047)
  Proceeds from the maturity of securities available for sale                                  -                 585
  Proceeds from securities available for sale called                                      22,300              24,000
  Proceeds from the sale of securities available for sale                                    716                   -
  Purchase of securities available for sale                                              (23,569)            (29,823)
  Proceeds from principal reduction in investment securities                               7,020               5,115
  Proceeds from principal reduction in securities available for sale                       6,162               3,065
  Net loans made to customers                                                            (78,839)             (2,668)
  Originated mortgage servicing rights                                                        (1)                (81)
  Proceeds from sale of other real estate owned                                            1,215               1,688
  Capital expenditures                                                                    (1,316)               (571)

        Net cash used in investing activities                                            (82,867)            (12,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in mortgagors' escrow deposits                                             (2,848)             (3,160)
  Net Increase in borrowings                                                              29,366               5,000
  Net increase (decrease) in deposits                                                    (20,537)              2,445
  Net proceeds from the issuance of common stock                                          90,350                   -
  Purchase of ESOP common stock                                                           (9,137)                  -

        Net cash provided by financing activities                                         87,194               4,285

        Net increase (decrease) in cash and cash equivalents                               8,502              (2,906)

CASH AND CASH EQUIVALENTS, beginning of period                                            14,229              16,664

CASH AND CASH EQUIVALENTS, end of period                                                $ 22,731            $ 13,760

ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
  Interest paid                                                                         $ 15,538            $ 14,343
  Taxes paid                                                                                 540               1,599

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Transfer of loans to other real estate owned                                        $  1,286            $    979

     See accompanying notes to consolidated interim financial statements.

                             COHOES BANCORP, INC.

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

     Cohoes Bancorp, Inc. ("Company") was incorporated under Delaware law in September 1998 as a savings and loan holding company to purchase 100% of the common stock of the Cohoes Savings Bank ("Bank"). On December 31, 1998, Cohoes Bancorp, Inc. completed its initial public offering of 9,257,500 shares of common stock in connection with the conversion of the Bank from a mutual form institution to a stock savings bank (the "Conversion"). Concurrently with the Conversion, Cohoes Bancorp, Inc. acquired all of the Bank's common stock.

     The consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending June 30, 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These consolidated financial statements should be read in conjunction with the Bank's audited consolidated financial statements and notes thereto included in the Company's Prospectus dated November 12, 1998.

2. Earnings Per Share

     On December 31, 1998, Cohoes Bancorp, Inc. completed its initial stock offering of 9,257,500 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (762,818) were purchased by the Cohoes Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. As of March 31, 1999, 18,363 shares have been released and 13,294 have been committed to be released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 731,161 shares have not yet been released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mtutal savings bank, and had no stock outstanding. During the three month period ended March 31, 1999, the Company had no outstanding securities or other contracts which, if exercised or converted, would have resulted in the issuance of common stock. Hence, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," basic and diluted earnings per share are identical.

3. Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No.130 "Reporting Comprehensive Income" ("SFAS N0. 130") in 1998. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this Statement.

     Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

     Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available-for-sale securities.

4. Loan Portfolio Composition

     The following table sets forth the composition of the loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

                                                            March 31, 1999            June 30, 1998

                                                         Amount     % of Total     Amount        % of Total

                                                                    (Dollars in thousands)
Real estate loans:
  One-to-four family real estate                         $309,426    62.76%        $258,399       62.07%
  Multi-family and commercial real estate                 121,568    24.66           93,229       22.39

    Total real estate loans                               430,994    87.42          351,628       84.46

Consumer loans:
  Home equity lines of credit                              20,055     4.07           21,976        5.28
  Conventional second mortgages                            13,122     2.66           15,093        3.63
  Automobile loans                                          9,651     1.96            9,783        2.35
  Credit cards                                                  -        -            1,655        0.40
  Other consumer loans                                      1,305     0.26            1,184        0.28

    Total consumer loans                                   44,133     8.95           49,691       11.94

Commercial business loans                                  17,919     3.63           14,991        3.60

    Total loans                                           493,046   100.00%         416,310      100.00%

Less:

  Net deferred loan origination fees and costs                244                       (18)
  Allowance for loan losses                                (3,763)                   (3,533)

    Net loans receivable                                 $489,527                  $412,759

5. Non-Performing Assets

     The following table sets forth information regarding non-accrual loans, other past due loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                             March 31,            June 30,
                                                                             1999                 1998

                                                                                (Dollars in thousands)

Non-accrual loans:
  One-to-four family real estate                                             $2,306               $2,635
  Multi-family and commercial real estate                                     1,152                  823
  Conventional second mortgages                                                  10                   35
  Consumer loans                                                                106                  105
  Commercial business loans                                                      62                   65

    Total non-accrual loans                                                   3,636                3,663

Loans contractually past due 90 days or more and still accruing interest:
  Consumer loans                                                                  -                   57

    Total loans 90 days or more and still accruing interest                       -                   57

Troubled debt restructurings                                                  1,306                1,929

    Total non-performing loans                                                4,942                5,649

Other real estate owned (ORE)                                                   507                  509

    Total non-performing assets                                              $5,449               $6,158

Allowance for loan losses                                                    $3,763               $3,533

Coverage of non-performing loans                                              76.14%               62.54%

Total non-performing loans as a percentage of total loans                      1.00%                1.36%

Total non-performing loans as a percentage of total assets                      .79%                1.05%

6. Allowance for Loan Losses

     The following table sets forth the activity in the allowance for loan losses at the dates and for the periods indicated.

                                                  At or for the nine months
                                                      ended March 31,

                                                  1999               1998

                                                       (In thousands)

Allowance for loan losses, beginning period       $3,533             $3,105
Charge-off loans:
  Real estate loans
    One-to-four family real estate                   205                266
    Multi-family and commercial real estate          339                 74

      Total real estate loan charge-offs             544                340

  Commercial business loans charge-offs                -                 52

  Consumer loans
    Home equity lines of credit                        -                  8
    Conventional second mortgages                     24                 16
    Automobile loans                                  23                116
    Credit cards                                     144                167
    Other consumer loans                              34                 28

      Total consumer loan charge-offs                225                335

      Total charged-offs loans                       769                727

Recoveries on loans previously charged-off:

  Real estate loans
    One-to-four family real estate                   113                 40
    Multi-family and commercial real estate           50                 93

      Total real estate loan recoveries              163                133

     Commercial business loan recoveries               1                 35

Consumer loans
  Home equity lines of credit                         19                  -
  Conventional second mortgages                        -                  -
  Automobile loans                                     3                  8
  Credit cards                                        20                 16
  Other consumer loans                                 8                  7

      Total consumer loan recoveries                  50                 31

      Total recoveries                               214                199

  Net loans charged-off                             (555)              (528)

  Provision for loan losses                          785                580

  Allowance for loan losses, end of period        $3,763             $3,157

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     Cohoes Bancorp, Inc. ("Company"), headquartered in Cohoes, New York is a savings and loan holding company incorporated in September 1998 under the laws of the State of Delaware. The Company was organized at the direction of Cohoes Savings Bank ("Bank") for the purpose of acquiring all of the common stock of the bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On December 31, 1998, the Bank completed its Conversion, and the Company sold 9,257,500 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established the Cohoes Savings Foundation, Inc. ("Foundation") and made a charitable contribution of 277,725 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $2.8 million ($1.7 million net of tax). The net proceeds from the Offering amounted to $90.4 million, and the Company contributed 50% of the net proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The Company had no significant assets or operations prior to December 31, 1998. Per share data is reported for the period since Conversion. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan of the Company and the investments of the net proceeds from the Offering retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.


Financial Condition

     For the nine month period ending March 31, 1999, total assets of the company increased $92.5 million, or 17.3%, from $535.7 million at June 30, 1998 to $628.2 million at March 31, 1999. This increase in total assets was primarily attributable to a $76.7 million, or 18.6%, increase in net loans receivable which increased from $412.8 at June 30, 1998 to $489.5 million at March 31, 1999, and a $10.5 million increase in federal funds sold, which increased from $5.0 million at June 30, 1998 to $15.5 million at March 31, 1999. These increases resulted from the investment of conversion proceeds in loans, particularly mortgage loans, and in federal funds sold. The increase in the loan portfolio was reduced by the sale of the $1.5 million credit card portfolio in February 1999.

     Deposits decreased $20.5 million, or 4.6%, from $449.5 million at June 30, 1998, to $429.0 million at March 31, 1999. This decrease was primarily attributable to the withdrawal of deposits to purchase stock in the Conversion.

     Borrowings, comprised primarily of Federal Home Loan Bank advances, increased $29.4 million, or 147.7%, from $19.9 million at June 30, 1998 to $49.3 million at March 31, 1999. This increase was primarily the result of additional longer term fixed rate Federal Home Loan Bank advances used to fund long-term fixed rate residential mortgages held in the portfolio.

     Total stockholder's equity increased $85.1 million, or 159.7%, from $53.3 million at June 30, 1998 to $138.4 million at March 31, 1999. The increase was primarily attributable to the $90.4 million in net proceeds raised by the Company in its Offering in connection with the Bank's Conversion.

     Average Balance Sheets. The following tables set forth certain information relating to the Company for the three and nine months ended March 31, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.

                                                            Three Months Ended March 31,

                                                       1999                                1998

                                        Average       Interest               Average       Interest
                                        Outstanding   Earned/      Yield/    Outstanding   Earned/     Yield/
                                        Balance       Paid         Rate      Balance       Paid        Rate

                                                                (Dollars in thousands)
Interest-earning assets
  Loans receivable                      $478,600      $ 9,278      7.86%     $400,405      $8,269      8.38%
  Securities available for sale           34,516          501      5.89        23,748         372      6.35
  Investments securities                  53,126          785      5.99        27,523         443      6.53
  Federal funds sold                      40,549          530      5.30        19,637         267      5.51
  FHLB stock                               3,603           59      6.64         3,469          64      7.48
  Other interest-earning assets              398            4      4.08             6           -         -

  Total interest-earning assets          610,792       11,157      7.41       474,788       9,415      8.04

Non-earning assets                         23,830                              18,276

  Total assets                          $634,622                             $493,064

Interest-bearing liabilities
  Savings accounts                      $126,559          934      2.99      $119,952         887      3.00
  School savings accounts                 16,477          172      4.23        15,383         210      5.54
  Money market accounts                   20,510          167      3.30        18,095         139      3.12
  Demand deposits                         67,539           87      0.52        47,138          76      0.65
  Time deposits                          206,332        2,706      5.32       227,649       3,282      5.85
  Escrow accounts                          5,022           22      1.78         5,240          21      1.63
  Borrowings                              49,362          698      5.73         2,611          40      6.21

  Total interest-bearing liabilities     491,801        4,786      3.95       436,068       4,655      4.33

Other liabilities                          5,488                                4,504
Stockholders' equity                     137,333                               52,492

  Total liabilities and
    stockholders' equity                $634,622                             $493,064

Net interest income                                   $ 6,371                              $4,760

Net interest rate spread                                           3.46%                               3.71%

Net earning assets                      $118,991                             $ 38,720

Net yield on average
  interest-earning assets                                          4.23%                               4.07%

Average interest-earning assets to
  average interest-bearing                  1.24 X                               1.09 X
  liabilities

                                                                  Nine Months Ended March 31,

                                                       1999                                1998

                                        Average       Interest               Average       Interest
                                        Outstanding   Earned/      Yield/    Outstanding   Earned/     Yield/
                                        Balance       Paid         Rate      Balance       Paid        Rate

                                                                      (Dollars in thousands)
Interest-earning assets
  Loans receivable                     $449,161       $26,668      7.91%     $403,661      $25,129     8.29%
  Securities available for sale          37,953         1,750      6.14        26,025        1,262     6.46
  Investments securities                 49,471         2,223      5.99        26,531        1,276     6.41
  Federal funds sold                     26,253           980      4.97        14,724          605     5.47
  FHLB stock                              3,569           186      6.94         3,452          183     7.06
  Other interest-earning assets             528            22      5.55            58            3     6.93

  Total interest-earning assets         566,935        31,829      7.48       474,451       28,458     7.99

Non-earning assets                       22,097                                18,506

  Total assets                         $589,032                              $492,957

Interest-bearing liabilities
  Savings accounts                     $127,768         2,863      2.98      $120,448        2,707     2.99
  School savings accounts                17,286           640      4.93        14,608          607     5.54
  Money market accounts                  20,129           504      3.34        17,327          402     3.09
  Demand deposits                        59,457           255      0.57        46,161          223     0.64
  Time deposits                         219,536         9,189      5.58       230,905       10,144     5.85
  Escrow accounts                        16,305           299      2.44         6,692           83     1.65
  Borrowings                             41,238         1,781      5.75           858           40     6.21

  Total interest-bearing liabilities    501,719        15,531      4.12       436,999       14,206     4.33

Other liabilities                         5,485                                 4,656
Stockholders' equity                     81,828                                51,302

  Total liabilities and
    stockholders' equity               $589,032                              $492,957

Net interest income                                   $16,298                              $14,252

Net interest rate spread                                           3.36%                               3.66%

Net earning assets                     $ 65,216                              $ 37,452

Net yield on average
  interest-earning assets                                          3.83%                               4.00%

Average interest-earning assets to
  average interest-bearing                 1.13 X                                1.09 X
  liabilities

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

                                       Three Months Ended March 31,1999         Nine Months Ended March 31,1999
                                                  Compared to                             Compared to
                                       Three Months Ended March 31,1998         Nine Months Ended March 31,1998

                                       Increase (Decrease)    Total             Increase (Decrease)    Total
                                             Due To           Increase                Due to           Increase

                                       Volume    Rate         (Decrease)        Volume    Rate         (Decrease)

                                                               (Dollars in thousands)

Interest and dividend income from:

Loans receivable                       $3,897    $(2,888)     $1,009            $3,287    $(1,748)     $1,539
Securities available for sale             302       (173)        129               590       (102)        488
Investment securities                     585       (243)        342             1,088       (141)        947
Federal funds sold                        335        (72)        263               468        (93)        375
FHLB stock                                 14        (19)         (5)                8         (5)          3
Other interest-earning assets               4          -           4                20         (1)         19

Total interest and dividend income      5,137     (3,395)      1,742             5,461     (2,090)      3,371

Interest expense for:

Savings accounts                           59        (12)         47               169        (13)        156
School savings accounts                    84       (122)        (38)              131        (98)         33
Money market accounts                      19          9          28                68         34         102
Demand deposits                            92        (81)         11                71        (39)         32
Time deposits                            (293)      (283)       (576)             (487)      (468)       (955)
Escrow accounts                            (5)         6           1               162         54         216
Borrowings                                680        (22)        658             1,746         (5)      1,741

Total interest expense                    636       (505)        131             1,860       (535)      1,325

Net interest income                    $4,501    $(2,890)     $1,611            $3,601    $(1,555)     $2,046

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

     For the three months ended March 31, 1999 the Company reported net income of $1.6 million, as compared to net income of $1.1 million for the three months ended March 31, 1998. Net interest income increased $1.6 million for the three months ended March 31, 1999 as compared to the same period last year. This increase was in part offset by an increase in the provision for loan losses of $245,000, an increase in noninterest expense of $564,000 and an increase in income tax expense of $312,000.

     Net Interest Income. Net interest income for the three months ended March 31, 1999 was $6.4 million, up $1.6 million from the same period last year. The increase was primarily the result of the increase of $136.0 million in average earning assets from $474.8 million for the three months ended March 31, 1998 to $610.8 million for the same period this year. Interest-bearing liabilities also increased during the same period, up $55.7 million. The net impact of these volume increases resulted in an increase in net interest income of $4.5 million. The volume increase was offset by a 25 basis point reduction in the interest rate spread resulting in a $2.9 million decrease in net interest income due to rate. The Company's net interest margin for the three months ended March 31, 1999 was 4.23%, up 16 basis points from 4.07% for the same period last year. The yield on average earning assets decreased from 8.04% to 7.41% , while the rate paid on average interest-bearing liabilities decreased from 4.33% to 3.95%.

     Interest Income. Interest income for the three months ended March 31, 1999 was $11.2 million, up from $9.4 million for the comparable period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $8.3 million for the three months ended March 31, 1998 to $9.3 million for the three months ended March 31, 1999. This increase of $1.0 million is the result of an increase in the average balance of loans partially offset by a decrease in the average yield earned. The average balance of loans increased $78.2 million to $478.6 million, while the yield on loans decreased 52 basis points from 8.38% to 7.86%. The increase in interest on loans was supplemented by increases in interest on securities available for sale, investment securities and federal funds sold. Interest income on these categories of earning assets increased $129,000, $342,000 and $263,000, respectively. Substantially all of the increases in interest income on these assets are attributed to increases in volume. The average balance of securities available for sale increased from $23.7 million for the quarter ended March 31, 1998 to $34.5 million for the quarter ended March 31, 1999. This increase in volume resulted in an increase in interest income of $302,000. The average balance of investment securities increased from $27.5 million in the quarter ended March 31, 1998 to $53.1 million in the quarter ended March 31, 1999, resulting in a $585,000 increase in interest income due to volume. The average balance of federal funds sold increased from $19.6 million in the quarter ended March 31, 1998 to $40.5 million in the quarter ended March 31, 1999. The increase in the volume of federal funds sold resulted in a $335,000 increase in interest income in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The changes in yield on securities available for sale, investment securities and federal funds sold reduced interest income by $488,000.

     Interest Expense. Interest expense increased during the quarter ended March 31, 1999 to $4.8 million, up from $4.7 million for the comparable period in 1998. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the quarter ended March 31, 1999 was $2.7 million, down $576,000 from the $3.3 million for the quarter ended March 31, 1998. This decrease is the result of a decrease in the average balance of time deposits, from $227.6 million for the quarter ended March 31, 1998 to $206.3 million for the quarter ended March 31, 1999 and a decrease of 53 basis points in the rates paid on these deposits from 5.85% for the quarter ended March 31, 1998 to 5.32% for the same period in 1999. Interest expense on savings accounts increased $47,000 for the quarter ended March 31, 1999 as compared to the same period in the prior year. This increase is almost entirely attributable to an increase in the average balance of savings accounts of $6.6 million. Interest on school savings accounts decreased $38,000, from $210,000 for the quarter ended March 31, 1998 to $172,000 for the quarter ended March 31, 1999, due primarily to a decrease of 131 basis points in the average rate paid on school savings accounts from 5.54% to 4.23% partially offset by an increase in the average balance of school savings accounts of $1.1 million. Interest on money market accounts increased $28,000, from $139,000 for the quarter ended March 31, 1998 to $167,000 for the quarter ended March 31, 1999. The increase is attributed to an increase in the average balance of money market accounts of $2.4 million as well as an increase of 18 basis points in the rates paid on these money market accounts, from 3.12% to 3.30%. Interest on borrowings increased $658,000, from $40,000 for the quarter ended March 31, 1998 to $698,000 for the quarter ended March 31, 1999. The increase is primarily due to a $46.8 million increase in the average balance of borrowings.

     Provision for Loan Losses. The provision for loan losses increased from $180,000 for the quarter ended March 31, 1998 to $425,000 for the quarter ended March 31, 1999. The increase in the provision is attributed to an increase in the level of net charge-offs from $135,000 for the quarter ended March 31, 1998 to $357,000 for the quarter ended March 31, 1999 and an increase in the balance of loans outstanding.

     Noninterest Income. Total noninterest income for the quarter ended March 31, 1999 was $701,000, substantially unchanged from the $706,000 for the quarter ended March 31, 1998. Service charges on deposits increased slightly to $187,000 for the quarter ended March 31, 1999, from $175,000 for the quarter ended March 31, 1998. Loan servicing revenue declined $36,000 from $124,000 for the quarter ended March 31, 1998 to $88,000 for the quarter ended March 31, 1999. The decline relates to a reduction in the balance of loans serviced for others. Net gain on sale of mortgage loans decreased $29,000 from $31,000 for the quarter ended March 31, 1998 to $2,000 for the quarter ended March 31, 1999. The decrease is a result of management's decision to sell fewer loans in the secondary market. Other noninterest income increased $48,000 primarily as a result of the establishment of ATM surcharges in April 1998.

     Noninterest Expense. Total noninterest expense increased $564,000 to $4.0 million for the quarter ended March 31, 1999, up from $3.4 million for the comparable period in 1998. The increase in compensation and benefits of $271,000, occupancy of $75,000 and other noninterest expense of $271,000 were the primary contributors to the overall increase. The increase in compensation and benefits is primarily attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Company's Conversion and annual merit increases. Occupancy increased as a result of the opening of two new branch locations. The increase in other noninterest expense was attributable to an increase in professional service fees associated with being a public company and a general increase in other operating expenses.

     Income Tax Expense. Income tax expense increased from $731,000 for the quarter ended March 31, 1998 to $1.0 million for the comparable period in 1999. The increase is primarily the result of increased income before income tax expense.


Comparison of Operating Results for the Nine Months Ended March 31, 1999 and
1998

     For the nine months ended March 31, 1999 the Company reported net income of $765,000, as compared to net income of $3.5 million for the nine months ended March 31, 1998. Noninterest expense increased $6.4 million for the nine months ended March 31, 1999 as compared to the same period last year. This increase was in part offset by an increase in net interest income of $2.0 million and a reduction in income tax expense of $1.8 million.

     Net Interest Income. Net interest income for the nine months ended March 31, 1999 was $16.3 million, up $2.0 million from the same period last year. The increase was primarily the result of the increase of $92.4 million in average earning assets from $474.5 million for the nine months ended March 31, 1998 to $566.9 million for the same period this year. Interest-bearing liabilities also increased during the same period, up $64.7 million. The net impact of these volume increases resulted in an increase in net interest income of $3.6 million. The volume increase was offset by a 30 basis point reduction in the interest rate spread resulting in a $1.6 million decrease in net interest income due to rate. The Company's net interest margin for the nine months ended March 31, 1999 was 3.83%, down 17 basis points from 4.00% for the same period last year. The yield on average earning assets decreased from 7.99% to 7.48% , while the rate paid on average interest-bearing liabilities decreased from 4.33% to 4.12%.

     Interest Income. Interest income for the nine months ended March 31, 1999 was $31.8 million, up from $28.5 million for the comparable period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $25.1 million for the nine months ended March 31, 1998 to $26.7 million for the nine months ended March 31, 1999. This increase of $1.6 million is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $45.5 million to $449.2 million, while the yield on loans decreased 38 basis points from 8.29% to 7.91%. The increase in interest on loans was supplemented by increases in interest on securities available for sale, investment securities and federal funds sold. Interest income on these categories of earning assets increased $488,000, $947,000 and $375,000, respectively. Substantially all of the increases in interest income on these assets are attributed to increases in volume. The average balance of securities available for sale increased from $26.0 million for the nine months ended March 31, 1998 to $38.0 million for the nine months ended March 31, 1999. This increase in volume resulted in an increase in interest income of $590,000. The average balance of investment securities increased from

$26.5 million in the nine months ended March 31, 1998 to $49.5 million in the nine months ended March 31, 1999, resulting in a $1.1 million increase in interest income due to volume. The average balance of federal funds sold increased from $14.7 million in the nine months ended March 31, 1998 to $26.3 million in the nine months ended March 31, 1999. The increase in the volume of federal funds sold resulted in a $468,000 increase in interest income in the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. The changes in yield on securities available for sale, investment securities and federal funds sold reduced interest income by $336,000.

     Interest Expense. Interest expense increased during the nine month period ended March 31, 1999 to $15.5 million, up from $14.2 million for the comparable period in 1998. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the nine months ended March 31, 1999 was $9.2 million, down $955,000 from the $10.1 million for the nine months ended March 31, 1998. This decrease is the result of a decrease in the average balance of time deposits, from $230.9 million for the nine months ended March 31, 1998 to $219.5 million for the nine months ended March 31, 1999 and a decrease of 27 basis points in the rates paid on these deposits from 5.85% for the nine months ended March 31, 1998 to 5.58% for the same period in 1999. Interest expense on savings accounts increased $156,000 for the nine months ended March 31, 1999 as compared to the same period the prior year, almost entirely attributable to an increase in the average balance of savings account of $7.4 million. Interest on school savings accounts increased $33,000, from $607,000 for the nine months ended March 31, 1998 to $640,000 for the nine months ended March 31, 1999, as a result of an increase in the average balance of school savings accounts of $2.7 million partially offset by a 61 basis point reduction in the rates paid on these school savings accounts. Interest on money market accounts increased $102,000, from $402,000 for the nine months ended March 31, 1998 to $504,000 for the nine months ended March 31, 1999. The increase is attributed to an increase in the average balance of money market accounts of $2.8 million as well as an increase of 25 basis points in the rates paid on these money market accounts, from 3.09% to 3.34%. Interest on borrowings for the nine months ended March 31, 1999 was $1.8 million, due to a $40.4 million increase in the average balance of borrowings which were used to fund loan growth. Interest on escrow accounts increased $216,000, from $83,000 for the nine months ended March 31, 1998 to $299,000 for the nine months ended March 31, 1999. The increase is attributed to an increase in the average balance of escrow accounts of $9.6 million as well as an increase of 79 basis points in the rates paid on these escrow accounts, from 1.65% to 2.44%.

     Provision for Loan Losses. The provision for loan losses increased from $580,000 for the nine months ended March 31, 1998 to $785,000 for the nine months ended March 31, 1999. The increase in the provision is attributed to a slight increase in the level of net charge-offs from $528,000 for the nine months ended March 31, 1998 to $555,000 for the nine months ended March 31, 1999 and an increase in the balance of loans outstanding.

     Noninterest Income. Total noninterest income for the nine month period ended March 31, 1999 was $2.2 million, up $65,000 from the $2.1 million for the nine month period ended March 31, 1998. Service charges on deposits increased slightly to $590,000 for the nine months ended March 31, 1999, from $555,000 for the nine months ended March 31, 1998. Loan servicing revenue declined $84,000 from $380,000 for the nine months ended March 31, 1998 to $296,000 for the nine months ended March 31, 1999. The decline relates to a reduction in the balance of loans serviced for others. Net gain on sale of mortgage loans decreased $69,000 from $77,000 for the nine months ended March 31, 1998 to $8,000 for the nine months ended March 31, 1999. The decrease is a result of management's decision to sell fewer loans in the secondary market. Other noninterest income increased $183,000 primarilly as a result of the establishment of ATM surcharges in April 1998.

     Noninterest Expense. Total noninterest expense increased $6.4 million to $16.4 million for the nine months ended March 31, 1999, up from $10.0 million for the comparable period in 1998. The break-up fee paid to SFS Bancorp, Inc. of $2.0 million, the contribution of $2.8 million to the Cohoes Savings Foundation, Inc., the increase in compensation and benefits of $820,000, occupancy expenses of $216,000 and other noninterest expense of $589,000 were the primary contributors to the overall increase. The break-up fee was paid as a result of the termination of the merger agreement with SFS Bancorp, Inc. The contribution to the Cohoes Savings foundation, Inc. was associated with the Company's conversion. The increase in compensation and benefits is primarily attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Company's Conversion and annual merit increases. Occupancy increased as a result of the opening of two new branch locations. The increase in other noninterest expense was attributable to an increase in professional service fees associated with being a public company, increases in ORE expense, merger related expense, Y2K expense and a general increase in other operating expenses.

     Income Tax Expense. Income tax expense decreased from $2.3 million for the nine month period ended March 31, 1998 to $519,000 for the comparable period in 1999. The reduction is primarily the result of less income before income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates it ability to meet depositor withdrawals or make new loans or investments. The Company's liquid assets include cash and cash equivalents, investment securities that mature within one year, and its portfolio of securities available for sale.

     The Company's cash inflows result primarily from loan repayments, maturities, calls and pay downs of securities, new deposits, and to a lesser extent, drawing upon the Company's credit lines with the Federal Home Loan Bank of New York. The bank's cash outflows are substantially new loan originations, securities purchases, and deposit withdrawals. The timing of cash inflows and outflows are closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of our depositors, and meet all other daily obligations of the Bank.

Capital

     Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to remain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $91.8 million at March 31, 1999, 14.6% of total assets on that date. As of March 31, 1999, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at March 31, 1999 were as follows:
Tier I (leverage) capital, 14.2%; Tier I risk-based capital, 23.38%; and Total risk-based capital, 24.34%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

     State of Readiness. During November 1997, the Bank formulated its plan to address the Y2K issue. Since that time, the Bank has taken the following steps:

* Established senior management advisory and review responsibilities;

* Completed a Bank-wide inventory of applications and system software;

* Built an internal tracking database for application and vendor software;

* Developed compliance plans and schedules for all lines of business;

* Initiated vendor compliance verification;

* Begun awareness and education activities for employees through existing internal communication channels; and

* Developed a process to respond to customer inquiries as well as help educate customers on the Y2K issue.

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

     Renovation Phase. The Bank's corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and all these Y2K-ready versions have been delivered and placed into production. The upgrades include the automated teller machines, the voice response unit, network equipment, and the Bank's voice mail system.

     Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. As of March 31, 1999, the Bank completed the validation testing of its mission critical systems. The remainer of the validation phase, including testing with our service providers and supply vendors, will be completed by June 30, 1999. To date, the validation testing indicates that the mission critical systems are Y2K-ready.

     Implementation Phase. After passing the validation phase, the modified or upgraded versions of hardware/ software have been placed into production. As of March 31, 1999, the Bank has been operating all mission critical systems with Y2K compliant versions. Any remaining systems requiring Y2K upgrades will be installed by June 30, 1999.

     Contingency Plans. During the assessment phase, the Bank began to develop back-up or contingency plans for each of its mission critical systems. Since virtually all of the Bank's mission critical systems are dependent upon third party vendors or service providers, the contingency plan included the option of selecting new vendors or service provider if Y2K-ready products could not be delivered by our current suppliers. To date, it has not been necessary to exercise this option. In addition, the Bank is preparing and testing contingency plans in the event of power outages or telecommunication disruptions. These plans include backup generators, reversion to manual procedures, and the use of paper reports until the problems are corrected.

     Customer Education. In October 1998, the Bank sent out FDIC Y2K brochures with all statement mailings, explaining the Y2K problem and reassuring customers that FDIC insurance coverage guarantees the safety of their deposit accounts. All Bank employees have attended special Y2K classes and there is an ongoing awareness campaign to encourage Y2K dialogue with customers. A statement mailer with an updated status of our system testing will be distributed during the month of May. In addition, the Bank will begin offering public education seminars on Y2K in June 1999.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        Not applicable

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable.

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

                                 Cohoes Bancorp, Inc.
                                 (Registrant)

Date: May 10,1999                By: /s/ Harry L. Robinson
                                     -----------------------
                                     Harry L. Robinson
                                     President and Chief Executive Officer

Date: May 10, 1999               By: /s/ Richard A. Ahl
                                     -----------------------
                                     Richard A. Ahl
                                     Executive Vice President, Chief
                                     Financial Officer and Secretary