Form 10-K
period 1999-06-30
COHOES BANCORP INC
filed 1999-09-28
CIK 1070321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended June 30, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from __________________to
     Commission file number 000-25027

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

Registrant's telephone number, including area code: (518) 233-6500

         Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

         Securities Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.01 per share
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_. NO ___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and ask price of such stock as of September 1, 1999, was approximately $107,082,637. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 1, 1999, there were 9,075,588 shares issued and outstanding of the Registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 1999.

Part III of Form 10-K - Portions of Proxy Statement for 1999 Annual Meeting of Stockholders.

                                    PART I

Item 1.  Description of Business

General

     The Company. Cohoes Bancorp, Inc. (the "Company") was formed at the direction of Cohoes Savings Bank (the "Bank" or "Cohoes") in September 1998 for the purpose of becoming a savings and loan holding company and owning all of the outstanding stock of the Bank. The Company is incorporated under the laws of the State of Delaware. The Company is authorized to do business in the State of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. The business of the Company consists only of the business of the Bank. The Company structure, however, provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock financial institutions, as well as other companies. Although there are no current arrangements, understandings or agreements regarding any such activity or acquisition, the Company is in a position, subject to regulatory restrictions, to take advantage of favorable acquisition opportunities that may arise.

     The assets of the Company consist of the stock of the Bank, a note evidencing the Company's loan to its Employee Stock Ownership Plan (the "ESOP") and the investments of the net proceeds from the sale of its stock retained by the Company. Activities of the Company may also be funded through sales of additional securities, through borrowings and through income generated by other activities of the Company. At this time, there are no plans regarding such other activities.

     The executive office of the Company is located at 75 Remsen Street, Cohoes, New York 12047-2892. Its telephone number at that address is (518) 233-6500.

     The Bank. The Bank serves the financial needs of communities in its market area through its main office and 18 other full service branch offices located throughout the Bank's primary market area. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 1999, the Bank had total assets of $649.7 million, deposits of $446.2 million and total equity of $93.0 million (or 14.3% of total assets).

     The Bank has been, and intends to continue to be, an independent, community oriented financial institution. The Bank's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily residential mortgage loans, and to a lesser extent, commercial and multi-family real estate, consumer and commercial business loans. The Bank originates its loans primarily in the Bank's market area and to a lesser extent, it has in the past originated multi-family and commercial real estate loans in New York City. However, depending upon market conditions and as a result of the somewhat depressed economy in the Bank's primary market area, the Bank may explore lending opportunities outside its primary market area in the future. At June 30, 1999, $320.7 million, or 61.1%, of the Bank's total loan portfolio consisted of residential mortgage loans. The Bank also invests in government agency and corporate debt securities and other permissible investments.

     The executive office of the Bank is located at 75 Remsen Street, Cohoes, New York 12047-2892. Its telephone number at that address is (518) 233-6500.

Lending Activities

     General. The Bank primarily originates fixed- and adjustable-rate, one- to four-family mortgage loans, including home equity lines of credit and second mortgages, secured by the borrower's primary residence. The Bank's general practice is to originate fixed and adjustable rate mortgage loans
(ARM) with terms to maturity between 5 and 30 years and, until December 1997, sold substantially all its fixed rate mortgage loans on the secondary market. Currently, the Bank has been retaining its 30-year and 15-year fixed rate mortgage loans for its portfolio as the declining interest rate environment has made it more difficult to originate adjustable-rate loans. The Bank retains all adjustable rate mortgage loans in its portfolio. The Bank also originates multi-family and commercial real estate, consumer and commercial business loans. In-market loan originations are generated by eight on-staff loan originators, the Bank's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Bank's present customers, walk-in customers and referrals from real estate agents, brokers and builders. The Bank also has established relationships with certain mortgage brokers that take applications for residential mortgage loans (under Cohoes underwriting guidelines) on behalf of Cohoes. During fiscal 1999, $10.0 million of the Bank's loans were originated through mortgage brokers. At June 30, 1999, the Bank's loan portfolio totaled approximately $525.0 million.

     The Bank originates fixed and adjustable rate consumer loans. ARM and consumer loans are originated in order to increase the percentage of loans with more frequent terms to repricing or shorter maturities than long-term fixed-rate, one-to four-family mortgage loans. Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. Bank employees with lending authority are designated, and their lending limit authority defined, by the Board of Directors. The approval of the Bank's Board of Directors is required for any loans over $500,000. Pursuant to the Bank's lending policy, certain senior officers may approve loans up to $500,000.

     The Bank is not subject to state or federal regulation limiting the aggregate amount of mortgage loans it is permitted to make to one borrower or affiliated groups of borrowers. New York law does require lending policies that avoid imprudent mortgage concentrations. The aggregate amount of commercial non-mortgage loans that the Bank is permitted to make to any one borrower or group of related borrowers is generally limited to 15% of unimpaired capital and surplus. At June 30, 1999, the Bank's loans-to-one-borrower limit for non-mortgage loans was approximately $13.9 million. On the same date, the Bank had no borrowers with outstanding balances in excess of this amount.

     At June 30, 1999, the Bank's largest lending relationship consisted of eight loans to a group of borrowers secured by mobile home parks and a car wash facility totaling $7.3 million. The next largest lending relationship consisted of five loans aggregating approximately $6.7 million primarily secured by an office building and four retail facilities. The third largest lending relationship consisted of seven loans totaling approximately $5.4 million secured by office buildings, retail facilities and a warehouse facility. The fourth largest lending relationship consisted of six loans totaling approximately $3.9 million secured by office buildings and a self-storage facility. The fifth largest lending relationship consisted of two loans totaling approximately $3.1 million secured by two office buildings. As of June 30, 1999, each of the five relationships discussed above was performing in accordance with its terms.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board of Governors, and tax policies.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                 June 30,

                                           1999                    1998                    1997

                                    Amount     % of Total   Amount     % of Total   Amount     % of Total

                                                           (Dollars in Thousands)

Real estate loans:
  One- to four-family real estate   $320,721    61.12%      $258,399    62.07%      $243,620    60.62%
  Multi-family and commercial
    real estate                      138,288    26.35         93,229    22.39         93,979    23.39

      Total real estate loans        459,009    87.47        351,628    84.46        337,599    84.01

Consumer loans:
  Home equity lines of credit         20,090     3.83         21,976     5.28         25,205     6.27
  Conventional second mortgages       12,724     2.42         15,093     3.63         14,069     3.50
  Automobile loans                     9,658     1.84          9,783     2.35          9,290     2.31
  Credit cards                             -        -          1,655     0.40          2,152     0.54
  Other consumer loans                 1,244      .24          1,184     0.28          1,438     0.36

      Total consumer loans            43,716     8.33         49,691    11.94         52,154    12.98

Commercial business loans             22,054     4.20         14,991     3.60         12,096     3.01

      Total loans                    524,779   100.00%       416,310   100.00%       401,849   100.00%

Less:

  Net deferred loan origination
    fees and costs                       251                     (18)                   (214)
  Allowance for loan losses           (4,025)                 (3,533)                 (3,105)

      Total loans, net              $521,005                $412,759                $398,530


                                                      June 30,

                                           1996                    1995

                                    Amount     % of Total   Amount     % of Total

                                              (Dollars in Thousands)

Real estate loans:
  One- to four-family real estate   $234,900    59.06%      $227,253    59.38%
  Multi-family and commercial
    real estate                       96,623    24.29         86,659    22.65

      Total real estate loans        331,523    83.35        313,912    82.03

Consumer loans:
  Home equity lines of credit         27,342     6.87         30,792     8.05
  Conventional second mortgages       11,111     2.79         10,765     2.81
  Automobile loans                     9,982     2.51          9,790     2.56
  Credit cards                         2,767     0.70          3,350     0.88
  Other consumer loans                 1,776     0.45          2,117     0.55

      Total consumer loans            52,978    13.32         56,814    14.85

Commercial business loans             13,250     3.33         11,942     3.12

      Total loans                    397,751   100.00%       382,668   100.00%

Less:

  Net deferred loan origination
    fees and costs                      (532)                   (447)
  Allowance for loan losses           (3,249)                 (3,133)

      Total loans, net              $393,970                $379,088

     The following table shows the composition of the Bank's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                             June 30,

                                                       1999                    1998                    1997

                                               Amount      Percent     Amount      Percent     Amount      Percent

                                                                     (Dollars in Thousands)
Fixed Rate Loans

Real estate:
  One- to four-family real estate              $186,302     35.50%     $ 88,389     21.23%     $ 21,365      5.32%
  Multi-family and commercial real estate        72,858     13.88        42,274     10.15        51,859     12.90

    Total real estate loans                     259,160     49.38       130,663     31.38        73,224     18.22

Consumer:
  Home equity lines of credit                         -         -             -         -             -         -
  Conventional second mortgages                  12,724      2.42        15,093      3.63        14,069      3.50
  Automobile loans                                9,658      1.84         9,783      2.35         9,290      2.31
  Credit cards                                        -         -         1,655      0.40         2,152      0.54
  Other consumer loans                            1,244       .24         1,184      0.28         1,438      0.36

    Total consumer loans                         23,626      4.50        27,715      6.66        26,949      6.71

Commercial business loans                         9,795      1.87         5,651      1.36         3,700      0.92

    Total fixed-rate loans                      292,581     55.75       164,029     39.40       103,873     25.85


Adjustable-Rate Loans
Real estate:

  One- to four-family real estate               134,419     25.61       170,010     40.84       222,255     55.31
  Multi-family and commercial real estate        65,430     12.47        50,955     12.24        42,120     10.48

    Total real estate loans                     199,849     38.08       220,965     53.08       264,375     65.79


Consumer:

  Home equity lines of credit                    20,090      3.83        21,976      5.28        25,205      6.27
  Conventional second mortgages                       -         -             -         -             -         -
  Automobile loans                                    -         -             -         -             -         -
  Credit cards                                        -         -             -         -             -         -
  Other consumer loans                                -         -             -         -             -         -

    Total consumer loans                         20,090      3.83        21,976      5.28        25,205      6.27


Commercial business loans                        12,259      2.34         9,340      2.24         8,396      2.09

    Total adjustable-rate loans                 232,198     44.25       252,281     60.60       297,976     74.15


    Total loans                                 524,779    100.00%      416,310    100.00%      401,849    100.00%

Less:
Net deferred loan origination fees
  and costs                                         251                     (18)                   (214)
Allowance for loan losses                        (4,025)                 (3,533)                 (3,105)

    Total loans receivable, net                $521,005                $412,759                $398,530

     The following table illustrates the contractual maturity of the Bank's loan portfolio at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period in which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                      Real Estate Loans


                                   One- to      Multi-family    Commercial
                                   four-Family  Commercial      Business loans

                                           (Dollars in Thousands)
Amounts Due:
0 months to 1 year
                                   $     40     $ 10,089        $ 8,377

After 1 year:
  1 to 2 years                           44        5,932          1,755
  2 to 3 years                          120        7,004          3,055
  3 to 5 years                        1,486        8,215          4,878
  5 to 10 years                      13,847       82,462          2,910
  10 to 15 years                     68,280       17,057            232
  Over 15 years                     236,904        7,529            847

Total due after 1 year              320,681      128,199         13,677

Total amount due                   $320,721     $138,288        $22,054



                                                                  Consumer Loans                                     Total

                                                                                                    Other                 Weighted
                                   Home equity       Conventional       Automobile                  Consumer              Average
                                   Lines of credit   second mortgages   Loans        Credit cards   Loans      Amount     Rate

                                                                       (Dollars in Thousands)
Amounts Due:
0 months to 1 year
                                   $     -           $   102            $  508       $-             $   54     $ 19,170   8.61%

After 1 year:
  1 to 2 years                           -               334             1,352        -                121        9,538   8.29
  2 to 3 years                           -             1,619             2,978        -                336       15,112   8.26
  3 to 5 years                           -             3,370             4,791        -                178       22,918   7.94
  5 to 10 years                        293             5,918                29        -                287      105,746   7.76
  10 to 15 years                     2,744             1,376                 -        -                 31       89,720   7.21
  Over 15 years                     17,053                 5                 -        -                237      262,575   7.41

Total due after 1 year              20,090            12,622             9,150        -              1,190      505,609   7.51

Total amount due                   $20,090           $12,724            $9,658       $-             $1,244      524,779   7.55


Less:
  Net deferred loan
    origination fees and costs                                                                                      251
  Allowance for loan losses                                                                                      (4,025)
      Total loans receivable, net                                                                              $521,005

     The following table sets forth the dollar amounts in each loan category at June 30, 1999 that are contractually due after June 30, 2000, and whether such loans have fixed or adjustable interest rates.

                                        Due after June 30, 2000

                                   Fixed       Adjustable    Total

                                            (In Thousands)

Residential real estate            $186,273    $134,408      $320,681
Commercial real estate               63,815      64,384       128,199

    Total real estate loans         250,088     198,792       448,880

Commercial business loans             9,579       4,098        13,677

Consumer loans
  Home equity lines of credit             -      20,090        20,090
  Conventional second mortgages      12,622           -        12,622
  Automobile loans                    9,150           -         9,150
  Credit cards                            -           -             -
  Other consumer loans                1,190           -         1,190

    Total consumer loans             22,962      20,090        43,052


    Total loans                    $282,629    $222,980      $505,609

Residential Real Estate Lending

     Cohoes' residential real estate loans consist of primarily one- to four-family, owner occupied mortgage loans. At June 30, 1999, $320.7 million, or 61.1% of Cohoes' total loans consisted of one- to four-family residential first mortgage loans. At June 30, 1999, approximately $186.3 million or 35.5% of Cohoes' one- to four-family residential first mortgage loans provided for fixed rates of interest and for repayment of principal over a fixed period not to exceed 30 years. Cohoes does not originate fixed-rate loans for terms longer than 30 years. Cohoes' fixed-rate one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, Cohoes attempts to distinguish itself from its competitors based on quality of service.

     Cohoes generally underwrites its fixed-rate one- to four-family residential first mortgage loans using Fannie Mae guidelines. Until December 1997, the Bank sold substantially all fixed-rate residential mortgage loans it originated to the secondary market, and generally continued to service the loans it sold. Currently, the Bank generally holds for investment all adjustable and fixed rate one- to four-family residential first mortgage loans it originates, but it may recommence selling loans in the future. In underwriting one- to four-family residential first mortgage loans, Cohoes evaluates, among other things, the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by Cohoes are appraised by independent fee appraisers approved by the Bank's Board of Directors. Cohoes requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan or the replacement cost of the dwelling.

     The Bank currently offers one-, five- and seven-year residential ARM loans with an interest rate that adjusts annually after the initial period, based on the change in the corresponding term United States Treasury index. These loans provide for up to a 2.0% periodic interest rate cap and a lifetime interest rate cap up to 6.75% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Bank's cost of funds. Borrowers of ARM loans are generally qualified at the initial interest rate (however, for one-year ARMs, borrowers are qualified at the maximum rate after the first adjustment). The Bank offers one-year ARM loans that are convertible (from the second through the fifth year of the loan) into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of June 30, 1999, the Bank had not experienced higher default rates on these loans relative to its other loans.

     The Bank's one- to four-family mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property. The Bank has waived the due on sale clause on loans held in its portfolio from time to time to permit assumptions of the loans by qualified borrowers.

     Generally, Cohoes does not originate residential mortgage loans where the ratio of the loan amount to the value of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%. If the loan-to-value ratio exceeds 80%, Cohoes generally requires that the borrower obtain private mortgage insurance in amounts intended to reduce the Bank's exposure to 80% or less of the lower of the appraised value or the purchase price of the property securing the loan. In addition, on occasion the Bank will make a loan for the construction of the borrower's primary residence. At June 30, 1999 the Bank had $2.6 million in loans outstanding for the construction of the borrower's residence.

Multi-Family and Commercial Real Estate Lending

     The Bank has engaged in multi-family and commercial real estate lending secured primarily by apartment buildings, office buildings, nursing homes, strip shopping centers and mobile home parks located in the Bank's primary market area. At June 30, 1999, the Bank had $138.3 million of multi-family and commercial real estate loans, representing 26.4% of the Bank's total loan portfolio. As of June 30, 1999, $22.3 million of this portfolio was secured by property located in New York City.

     Multi-family and commercial real estate loans generally have terms to maturity that do not exceed 20 years. Cohoes' current lending guidelines generally require that the property securing a loan generate net cash flows of at least 120% of debt service after the payment of all operating expenses, excluding depreciation, and the loan-to-value ratio not exceed 80% on loans secured by such properties. As a result of a decline in the value of some properties in the Bank's primary market area and due to economic conditions, the current loan-to-value ratio of some commercial real estate loans in the Bank's portfolio may exceed the initial loan-to-value ratio. Adjustable rate multi-family and commercial real estate loans are generally written as ten-year balloon loans, which adjust after five years to a margin over the five-year United States Treasury index, and amortize over a term up to 20 years. In underwriting commercial real estate loans, the Bank analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Bank generally requires personal guarantees of the borrowers in addition to the secured property as collateral for such loans. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent fee appraisers approved by the Board of Directors.

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced.

Consumer Lending

     The Bank offers a variety of secured and unsecured consumer loans, including home equity lines of credit and second mortgages and, to a lesser extent, automobile and personal loans. Substantially all of the Bank's consumer loans are originated on property located or for customers residing in the Bank's primary market area. At June 30, 1999, the Bank's consumer loan portfolio totaled $43.7 million, or 8.3% of the Bank's total loan portfolio.

     The Bank's home equity lines of credit and second mortgages are secured by a lien on the borrower's residence and generally do not exceed $100,000. Cohoes uses the same underwriting standards for home equity lines of credit and second mortgages as it uses for one- to four-family residential mortgage loans. Home equity lines of credit and second mortgages are generally originated in amounts which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity lines of credit float with the prime rate and second mortgages generally have fixed interest rates. Home equity lines of credit require interest and principal payments on the outstanding balance for the term of the loan. The terms of the Bank's home equity lines of credit are generally 25 years. As of June 30, 1999, the Bank had $20.1 million, or 3.8% of the Bank's total loan portfolio outstanding, in home equity lines of credit, with an additional $14.2 million of unused home equity lines of credit, and $12.7 million, or 2.4% of the Bank's total loan portfolio, in second mortgages.

     The underwriting standards employed by the Bank for consumer loans other than home equity lines of credit and second mortgages generally include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes a comparison of the value of the property securing the loan, if any, in relation to the proposed loan amount.

     The Bank's automobile loans are originated as installment loans with a fixed interest rate and terms of up to 60 months for new vehicles and up to 60 months for certain used vehicles. The Bank originates its automobile loans directly and will loan up to 100% of the value of a new automobile and up to 90% of the value of a used automobile. At June 30, 1999, Cohoes had $9.7 million of automobile loans.

     The Bank does not originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services which have extended credit to their customers).

     Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by assets which may decline in value. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the property, and thus are more likely to be affected by adverse personal circumstances. In the case of automobile loans, which may have loan balances in excess of the resale value of the collateral, borrowers may abandon the collateral property making repossession by the Bank and subsequent losses more likely. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans, including automobile loans.

Commercial Business Lending

     At June 30, 1999, commercial business loans comprised $22.1 million, or 4.2% of the Bank's total loan portfolio. Most of the Bank's commercial business loans have been extended to finance local businesses and include primarily short term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

     The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers provided that the outstanding balance is paid in full (i.e., the credit line has a zero balance) for at least 30 days every year. All lines of credit are reviewed on an annual basis. In the event the borrower does not meet this 30 day requirement, the line of credit may be terminated and the outstanding balance may be converted into a fixed term loan. The Bank has a few standby letters of credit outstanding which are offered at competitive rates and terms and are generally on a secured basis.

     Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Bank's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

     The Bank's commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's current credit analysis. The Bank generally obtains personal guarantees on its commercial business loans. Nonetheless, such loans are believed to carry higher credit risk than more traditional savings bank loans.

Loan Originations and Sales

     Mortgage and commercial loan originations are developed from the continuing business with depositors and borrowers, soliciting realtors and other brokers and walk-in customers. Residential and commercial loans are originated by the Bank's staff of salaried and commissioned loan personnel, as well as through established relationships with certain mortgage brokers. The Bank currently originates substantially all its mortgage loans to conform with the underwriting standards of Fannie Mae and Freddie Mac. As such, these loans are saleable to the secondary market.

     While the Bank originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in the markets in which it serves. Demand is affected by the applicable local economy and the interest rate environment. Until December 1997, the Bank sold all its fixed-rate loans to the secondary market, servicing retained. Currently, the Bank generally retains its fixed-rate and adjustable-rate real estate loans in its portfolio. At June 30, 1999, the Bank serviced approximately $189.7 million of loans for others.

     During the year ended June 30, 1999, the Bank originated $245.4 million of loans, compared to $180.7 million in fiscal 1998.

     In periods of economic uncertainty, the Bank's ability to originate large dollar volumes of loans with acceptable underwriting characteristics may be substantially reduced or restricted which may result in a decrease in operating earnings.

     The following table shows the loan origination and repayment activities of the Bank for the periods indicated.


                                                      Year Ended June 30,

                                               1999          1998           1997

                                                        (In Thousands)

Loans at beginning of period                   $416,310      $401,849       $397,751

Originations by type:
  Real estate loans:
    One- to four-family                         108,610       107,991         74,641
    Multi-family and commercial real estate      99,473        33,171         32,132

      Total real estate loans                   208,083       141,162        106,773

  Consumer loans:
    Home equity lines of credit                   3,819         8,243          9,092
    Conventional second mortgages                 3,374         5,918          7,069
    Automobile loans                              5,747         6,766          5,189
    Credit cards                                  2,674         2,561          3,052
    Other consumer loans                            571           822            814

      Total consumer loans                       16,185        24,310         25,216

  Commercial business loans                      21,114        15,195          9,461

  Total loans originated                        245,382       180,667        141,450


Less:
  Principal repayments                          133,231       155,969        123,732
  Loan sales                                        861         8,105          9,567
  Charge-offs                                       994         1,038          1,376
  Transfers to ORE                                1,827         1,094          2,677

      Total loan reductions                     136,913       166,206        137,352

Net Loan Activity                               108,469        14,461          4,098

Loans at end of period                         $524,779      $416,310       $401,849

Asset Quality

     Delinquency Procedures. When a borrower fails to make a required payment on a one- to four-family residential mortgage loan, the Bank attempts to cure the deficiency by contacting the borrower. Written contacts are made after payment is 15 days past due and, in most cases, deficiencies are cured promptly. The Bank attempts to contact the borrower by telephone to arrange payment of the delinquency between the 16th and the 30th day. If these efforts have not resolved the delinquency within 45 days after the due date, a second written notice is sent to the borrower, and on the 60th day a notice is sent to the borrower warning that foreclosure proceedings will be commenced unless the delinquent amount is paid. If the delinquency has not been cured within a reasonable period of time after the foreclosure notice has been sent, the Bank may obtain a forbearance agreement or may institute appropriate legal action to foreclose upon the property. If foreclosed, property collateralizing the loan is sold at a public sale and may be purchased by the Bank. If the Bank is in fact the successful bidder at the foreclosure sale, upon receipt of a deed to the property, the Bank generally sells the property at the earliest possible date.

     Collection efforts on consumer, commercial business and multi-family and commercial real estate loans are similar to efforts on one- to four-family residential mortgage loans, except that collection efforts on consumer and multi-family commercial real estate loans generally begin within 15 days after the payment date is missed. The Bank also maintains periodic contact with commercial loan customers and monitors and reviews the borrowers' financial statements and compliance with debt covenants on a regular basis.

     Delinquent Loans. The following table sets forth information concerning delinquent loans as June 30, 1999, in dollar amounts and as a percentage of the Bank's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.


                                                                                    June 30, 1999

                                              60-89 days                 90 days or more            Total loans delinquent 60 days
                                                                                                             or more

                                     Number   Principal  Percent    Number   Principal   Percent    Number   Principal   Percent
                                     of       Balance    of Loan    of       Balance     of Loan    of       Balance     of Loan
                                     Loans    of Loans   Category   Loans    of Loans    Category   Loans    of Loans    Category

                                                                       (Dollars in Thousands)

Real estate loans:
  One- to four-family real estate     2       $146       .05%       26       $2,674       .83%      28       $2,820       .88%
  Multi-family and commercial
    real estate                       2        249       .18        12        1,364       .99       14        1,613      1.17

      Total real estate loans         4        395       .09        38        4,038       .88       42        4,433       .97

Consumer loans:
  Home equity lines of credit         -          -         -         4          163       .81        4          163       .81
  Conventional second mortgages       -          -         -         2            9       .07        2            9       .07
  Automobile loans                    2          5       .05         7           28       .29        9           33       .34
  Other consumer loans                2          8       .64         8           21      1.69       10           29      2.33

      Total consumer loans            4         13       .03        21          221       .51       25          234       .54

Commercial business loans             2        162       .73         1           62       .28        3          224      1.01

      Total delinquent loans         10       $570       .11%       60       $4,321      .82%       70       $4,891       .93%

     Non-Performing Assets. The table below sets forth the amounts and categories of the Company's non-performing assets. Loans are generally placed on non-accrual status when the loan is contractually past due 90 days or more or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received, if considered appropriate by management. ORE includes assets acquired in settlement of loans.


                                                                   June 30,
                                               1999       1998       1997       1996       1995

                                                             (Dollars in Thousands)
Non-accrual loans:
    One- to four-family real estate            $2,674     $2,635     $2,835     $1,852     $  441
    Multi-family and commercial real estate     1,364        823      1,246      3,438      1,820
    Conventional second mortgages                   9         35         62         48         35
    Consumer loans                                212        105        380        245         40
    Commercial business loans                      62         65        217          -          -

      Total non-accrual loans                   4,321      3,663      4,740      5,583      2,336

Loans contractually past due 90 days or
  more and still accruing interest:
    Multi-family and commercial real estate         -          -          -          -        308
    Consumer loans                                  _         57         42        158         67

      Total loans 90 days or more past due
        and still accruing interest                 -         57         42        158        375


Troubled debt restructurings                      672      1,929      1,906      2,052      2,352

      Total non-performing loans                4,993      5,649      6,688      7,793      5,063

Real estate owned (ORE)                           724        509      1,874        421        396

      Total non-performing assets              $5,717     $6,158     $8,562     $8,214     $5,459

Allowance for loan losses                      $4,025     $3,533     $3,105     $3,249     $3,133

Coverage of non-performing loans                80.61%     62.54%     46.43%     41.69%     61.88%

Total non-performing loans as a percentage
  of total loans                                  .95%      1.36%      1.66%      1.96%      1.32%

Total non-performing loans as a percentage
  of total assets                                 .77%      1.05%      1.36%      1.68%      1.10%

     Non-Accruing Loans. At June 30, 1999, the Bank had approximately $4.3 million in non-accruing loans, which constituted .8% of the Bank's total loan portfolio. As of such date, there were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $750,000.

     For the year ended June 30, 1999 accumulated interest income on nonaccrual loans of approximately $381,000 was not recognized as income.

     Accruing Loans Contractually Past Due 90 Days or More. As of June 30, 1999, the Bank had no accruing loans contractually past due 90 days or more.

     Troubled Debt Restructurings. As of June 30, 1999, the Bank had approximately $672,000 of troubled debt restructurings (which involve forgiving a portion of interest or principal on the loan or restructuring a loan to a rate materially less than that of market rates). At that date, there were no troubled debt restructurings in excess of $750,000.

     ORE. As of June 30, 1999, the Bank had approximately $724,000 of ORE. At that date, ORE consisted of 13 residential properties located in the Bank's primary market area. Real estate and other assets acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as ORE until sold. When property is classified as ORE, it is recorded at the lower of cost or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expenses. Net expense from ORE is expensed as incurred.

     Other Loans of Concern. As of June 30, 1999, there was approximately $72,000 of other loans not included in the table or discussed above where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

     Allowance for Loan Losses. The allowance for loan losses is replenished through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Bank's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 1999, the Bank had a total allowance for loan losses of $4.0 million, representing .95% of total non-performing loans.

     The following table sets forth an analysis of the Bank's allowance for loan losses at the dates and for the periods indicated.

                                                          At or for the fiscal year ended June 30,

                                                      1999       1998      1997        1996       1995

                                                                   (Dollars in Thousands)

Allowance for loan losses, beginning                  $3,533     $3,105    $ 3,249     $3,133     $3,011
Charged-off loans:
  Real estate loans
    One- to four-family real estate                      270        432        619        128         79
    Multi-family and commercial real estate              487         93        343         21          -

      Total real estate loan charge-offs                 757        525        962        149         79

  Commercial business loans charge-offs                    -        218        105          4          -

  Consumer loans
    Home equity lines of credit                            -         84         39         18          -
    Conventional second mortgages                         24         16          1          -          -
    Automobile loans                                      23        121         55         23         28
    Credit cards                                         144        212        353        132         91
    Other consumer loans
                                                          46         41         56         75         37
      Total consumer loan charge-offs                    237        474        504        248        156

      Total charged-off loans                            994      1,217      1,571        401        235

Recoveries on loans previously charged-off:
    One- to four-family real estate                      132         78         28          4          -
    Multi-family and commercial real estate               53         93         40         13          -

      Total real estate loan recoveries                  185        171         68         17          -

  Commercial business loan recoveries                      1         35          -          1          -

  Consumer loans
    Home equity lines of credit                           19          -          4          -          -
    Conventional second mortgages                          -          -          -          3          8
    Automobile loans                                       4          8          5          -          3
    Credit cards                                          30         23         16          4          2
    Other consumer loans                                  12          8          9          2         14

      Total consumer loan recoveries                      65         39         34          9         27

      Total recoveries                                   251        245        102         27         27

Net loans charged-off                                   (743)      (972)    (1,469)      (374)      (208)

Provision for loan losses                              1,235      1,400      1,325        490        330

Allowance for loan losses, end of period              $4,025     $3,533    $ 3,105     $3,249     $3,133

Net charged-off loans to average loans                  0.16%      0.24%      0.37%      0.10%      0.06%

Allowance for loan losses to total loans                0.77%      0.85%      0.77%      0.82%      0.82%

Allowance for loan losses to nonperforming loans       80.61%     62.54%     46.43%     41.69%     61.88%

Net charged-off loans to allowance for loan losses     18.46%     27.51%     47.31%     11.51%      6.64%

Recoveries to charged-offs                             25.25%     20.13%      6.49%      6.73%     11.49%

Allocation of the Allowance for Loan Losses

     The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Bank. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation to each category does not restrict the use of the allowance to absorb losses in any category.


                                                                        June 30,

                                                   1999                                  1998

                                                                Percent                                Percent
                                                                of Loans                               of Loans
                                                   Percent of   in Each                   Percent of   in Each
                                       Allowance   Allowance    Category      Allowance   Allowance    Category
                                       for Loan    to Total     to Total      for Loan    to Total     to Total
                                       Losses      Allowance    Allowance     Losses      Allowance    Allowance

                                                              (Dollars in Thousands)

Real estate loans
  One- to four-family real estate      $  708       17.59%       61.12%       $  649       18.37%       62.07%
  Multi-family and commercial           1,686       41.89        26.35         1,438       40.70        22.39
    real estate
      Total real estate loans           2,394       59.48        87.47         2,087       59.07        84.46

Consumer loans
  Home equity lines of credit              29         .72         3.83            41        1.16         5.28
  Conventional second mortgages            19         .47         2.42            26        0.74         3.63
  Automobile loans                         69        1.71         1.84            74        2.09         2.35
  Credit cards                              -           -            -           154        4.36         0.40
  Other consumer loans                     51        1.27          .24            45        1.27         0.28

      Total consumer loans                168        4.17         8.33           340        9.62        11.94

Commercial business loans                 220        5.47         4.20           164        4.64         3.60

Unallocated                             1,243       30.88            -           942       26.67            -

      Total                            $4,025      100.00%      100.00%       $3,533      100.00%      100.00%


                                                                       June 30,

                                                    1997                                   1996

                                                               Percent                                 Percent
                                                               of Loans                                of Loans
                                                  Percent of   in Each                    Percent of   in Each
                                      Allowance   Allowance    Category      Allowance    Allowance    Category
                                      for Loan    To Total     to Total      For Loan     to Total     to Total
                                      Losses      Allowance    Allowance     Losses       Allowance    Allowance

                                                               (Dollars in Thousands)

Real estate loans
  One- to four-family real estate     $  493       15.88%       60.62%       $  591        18.19%       59.06%
  Multi-family and commercial          1,339       43.12        23.39         1,848        56.88        24.29
    real estate
      Total real estate loans          1,832       59.00        84.01         2,439        75.07        83.35

Consumer loans
  Home equity lines of credit             24        0.77         6.27           158         4.86         6.87
  Conventional second mortgages           22        0.71         3.50             9         0.28         2.79
  Automobile loans                        35        1.13         2.31            40         1.23         2.51
  Credit cards                           132        4.25         0.54           183         5.63         0.70
  Other consumer loans                    56        1.80         0.36           102         3.14         0.45

      Total consumer loans               269        8.66        12.98           492        15.14        13.32

Commercial business loans                215        6.93         3.01           227         6.99         3.33

Unallocated                              789       25.41            -            91         2.80            -

      Total                           $3,105      100.00%      100.00%       $3,249       100.00%      100.00%


                                                  June 30,

                                                    1995

                                                                Percent
                                                                of Loans
                                                   Percent of   in Each
                                       Allowance   Allowance    Category
                                       for Loan    to Total     to Total
                                       Losses      Allowance    Allowance

                                            (Dollars in Thousands)

Real estate loans
  One- to four-family real estate      $  861       27.48%       59.38%
  Multi-family and commercial           1,426       45.52        22.65
    real estate
      Total real estate loans           2,287       73.00        82.03

Consumer loans
  Home equity lines of credit               -           -         8.05
  Conventional second mortgages            75        2.39         2.81
  Automobile loans                         66        2.11         2.56
  Credit cards                            382       12.19         0.88
  Other consumer loans                    158        5.04         0.55

      Total consumer loans                681       21.73        14.85

Commercial business loans                 102        3.26         3.12

Unallocated                                63        2.01            -

      Total                            $3,133      100.00%      100.00%

Investment Activities

     The Company is generally authorized to invest available funds in whatever investments the Board of Directors deems appropriate. The Bank, as a New York State chartered savings bank, may invest assets only in those investments which the New York Banking Law permits. The Bank is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Bank may also invest its assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the Bank is otherwise authorized to make directly.

     Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. To date, the Company's investment strategy has been directed toward high-quality assets (primarily federal agency obligations and mortgage-backed securities) with short and intermediate terms (five years or less) to maturity. At June 30, 1999, the weighted average term to maturity or repricing of the security portfolio was 5.7 years. This did not take into account securities which may be called prior to their contractual maturity or repricing.

     Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold debt securities to maturity, they are stated at amortized cost and are classified as investment securities. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. As a member of the FHLB of New York, the Bank is required to hold stock in the FHLB of New York which is carried at cost since there is no readily available market value. Historically, the Bank has not held any securities considered to be trading securities.

     The following table sets forth the composition of the Company's securities available for sale and investment securities at the dates indicated.


                                                                               June 30,

                                                          1999                   1998                   1997

                                                  Carrying    % of       Carrying    % of       Carrying    % of
                                                  Value       Total      Value       Total      Value       Total

                                                                       (Dollars in Thousands)

Securities available for sale, at fair value:
Debt securities
  US Government and Agency obligations            $15,747      35.20%    $23,237      47.69%    $18,437      51.97%
  Other obligations                                   379        .85         276       0.57         493       1.39
  Mortgage-backed securities                       20,917      46.74      16,946      34.78       6,762      19.06
  Collateralized mortgage obligations               1,399       3.13       4,003       8.22       6,302      17.77

    Total debt securities                          38,442      85.92      44,462      91.26      31,994      90.19

Equity securities                                   6,300      14.08       4,258       8.74       3,481       9.81

    Total securities available for sale           $44,742     100.00%    $48,720     100.00%    $35,475     100.00%

Investment securities at amortized cost:
  US Government and Agency obligations            $27,505      50.51%    $22,025      48.49%    $ 6,049      23.93%
  Other obligations                                 2,148       3.94         388       0.85         848       3.36

  Mortgage-backed securities                       24,802      45.55      23,011      50.66      18,376      72.71
  Industrial and financial                              -                      -          -           -          -

    Total investment securities                   $54,455     100.00%    $45,424     100.00%    $25,273     100.00%

Investment securities at fair value               $53,721                $45,547                $25,186

     The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted average yields for the Company's securities portfolios at June 30, 1999 by contractual maturity. The table does not take into consideration the effects of scheduled repayments or possible prepayments.


                                                               At June 30, 1999

                                          Less than 1 year       1 to 5 years           5 to 10 years

                                                      Weighted               Weighted               Weighted
                                          Amortized   Average    Amortized   Average    Amortized   Average
                                          Cost        Yield      Cost        Yield      Cost        Yield

                                                             (Dollars in Thousands)
Securities available for sale:

  US Government and Agency obligations    $1,000      5.88%      $14,991     5.92%      $    -         -%
  Other obligations                            -         -           179     4.25          200      6.60
  Mortgage-backed securities                   -         -        11,227     6.33            -         -
  Collateralized mortgage obligations          -         -             -        -          650      6.66
  Other equity securities                      -         -             -        -            -         -

    Sub-total                              1,000      5.88        26,397     6.08          850      6.65
  FHLB stock                                   -         -             -        -            -         -

    Total securities available for sale   $1,000      5.88       $26,397     6.08       $  850      6.65

Investment securities:
  US Government and Agency obligations    $2,514      5.55       $24,992     5.92       $    -         -
  Other obligations                            -         -         2,148     6.17            -         -
  Mortgage-backed securities                 582      6.50        11,111     6.43        2,932      6.12

    Total investment securities           $3,096      5.73%      $38,251     6.08%      $2,932      6.12%


                                                           At June 30, 1999

                                          Over 10 years                Total Securities

                                                      Weighted                Weighted
                                          Amortized   Average     Amortized   Average     Fair
                                          Cost        Yield       Cost        Yield       Value

                                                        (Dollars in Thousands)
Securities available for sale:

  US Government and Agency obligations    $     -        -%       $15,991     5.92%       $15,747
  Other obligations                             -        -            379     5.49            379
  Mortgage-backed securities                9,915     6.50         21,142     6.41         20,917
  Collateralized mortgage obligations         761     5.11          1,411     5.83          1,399
  Other equity securities                   2,199     3.10          2,199     3.10          2,287

    Sub-total                              12,875     5.84         41,122     6.01         40,729
  FHLB stock                                4,013     6.74          4,013     6.74          4,013

    Total securities available for sale   $16,888     6.05        $45,135     6.08        $44,742

Investment securities:
  US Government and Agency obligations    $     -        -        $27,506     5.89        $27,049
  Other obligations                             -        -          2,148     6.17          2,145
  Mortgage-backed securities               10,176     6.50         24,801     6.42         24,527

    Total investment securities           $10,176     6.50%       $54,455     6.14%       $53,721

Sources of Funds

     General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities of securities, short-term investments, funds provided from operations and borrowings.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of savings accounts, school savings accounts (a volunteer program in which students are given the opportunity to open and maintain a savings account while at school in order to teach wise money management), money market accounts, demand deposit accounts and time deposits currently ranging in terms from three months to five years. The Bank only solicits deposits from its primary market area and does not currently solicit brokered deposits. However, in the past, the Bank has solicited brokered deposits and at June 30, 1999, the Bank had $298,000 in brokered deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain its deposits. At June 30, 1999, the Bank's deposits totaled $446.1 million, of which $407.2 million were interest-bearing deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Bank believes that its savings, school savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

     The following table sets forth the distribution and deposit activity of the Company's deposit accounts for the periods indicated.

                                                 School        Money      Demand        Time                     Total Number
                                   Savings       Savings       Market     Deposits      Deposits     Total       of
                                                                                                                 Accounts

                                                             (Dollars in Thousands)

Balance as of June 30, 1996        $128,961      $10,622       $16,567    $38,683       $209,706     $404,539    79,283
Net deposits (withdrawals)           (8,780)       2,698        (1,565)     6,887          7,990        7,230
Interest credited                     3,700          589           448        274         12,610       17,621

Balance as of June 30, 1997         123,881       13,909        15,450     45,844        230,306      429,390    86,741
Net deposits (withdrawals)           (1,898)       2,558         5,653      7,806        (12,778)       1,341
Interest credited                     3,629          788           569        303         13,521       18,810

Balance as of June 30, 1998         125,612       17,255        21,672     53,953        231,049      449,541    89,370
Net deposits (withdrawals)            5,409       (1,180)          970     11,510        (37,644)     (20,935)
Interest credited                     3,454        1,213           687        353         11,810       17,517

Balance as of June 30, 1999        $134,475      $17,288       $23,329    $65,816       $205,215     $446,123    88,891

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank as of the dates indicated.

                                                                   Balance as of June 30,

                                                   1999                     1998                       1997

                                                       Percent                  Percent                    Percent
                                           Amount      of Total     Amount      of Total       Amount      of Total

                                                                     (Dollars in Thousands)

Savings accounts (3.0%)                    $134,475     30.14%      $125,612     27.94%        $123,881     28.85%
School savings accounts (5.5%)               17,288      3.88         17,255      3.84           13,909      3.24
Money market accounts (2.75% to 3.93%)       23,329      5.23         21,672      4.82           15,450      3.60
Demand deposits (0% to 1.75%)                65,816     14.75         53,953     12.00           45,844     10.68

Time deposits:

1.00-1.99%                                      500       .11              -         -                -         -
2.00-2.99%                                    1,123       .25              -         -                -         -
3.00-3.99%                                   17,218      3.86              2         -               14         -
4.00-4.99%                                   78,798     17.66          4,105      0.91           10,325      2.40
5.00-5.99%                                   86,433     19.37        190,539     42.39          166,966     38.88
6.00-6.99%                                    9,090      2.04         17,664      3.93           25,244      5.88
7.00-7.99%                                   12,053      2.70         18,709      4.16           27,727      6.46
8.00-8.99%                                        -         -             30      0.01               30      0.01

    Total time deposits                     205,215     46.00        231,049     51.40          230,306     53.63

Total deposits                             $446,123    100.00%      $449,541    100.00%        $429,390    100.00%

     The following table shows rate and maturity information for the Bank's time deposits as of June 30, 1999.

                                                 Amount Due

                  12 months      12 months      12 months       12 months       12 months
                  ended          ended          ended           ended           ended
                  June 30, 2000  June 30, 2001  June 30, 2002   June 30, 2003   June 30, 2004   Thereafter         Total

                                                     (In Thousands)

Interest Rate

1.00-1.99%        $    500       $     -        $    -          $     -         $    -          $-                 $    500
2.00-2.99%           1,123             -             -                -              -           -                    1,123
3.00-3.99%          17,218             -             -                -              -           -                   17,218
4.00-4.99%          55,721        16,794         1,505            3,899            879           -                   78,798
5.00-5.99%          53,456        17,152         4,332            7,731          3,762           -                   86,433
6.00-6.99%           5,597         1,204         1,743              546              -           -                    9,090
7.00-7.99%          11,774           279             -                -              -           -                   12,053
8.00-8.99%               -             -             -                -              -           -                        -

       Total      $145,389       $35,429        $7,580          $12,176         $4,641          $-                 $205,215

     The following table indicates the amount of the Bank's time deposits by the time remaining until maturity as of June 30, 1999.

                                                                        Maturity

                                                        Over           Over
                                          3 Months      3 to 6         6 to 12        Over
                                          or Less       Months         Months         12 Months      Total

                                                                    (In Thousands)

Time deposits less than $100,000          $32,066       $43,056        $48,573        $53,677        $177,372
Time deposits $100,000 or more              6,088         4,387         11,219          6,149          27,843

    Total time deposits                   $38,154       $47,443        $59,792        $59,826        $205,215

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank needs additional funds to satisfy loan demand.

     Cohoes' borrowings historically have consisted primarily of advances from the FHLB of New York. FHLB advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Bank currently maintains available lines of credit and is currently authorized to borrow up to $53.6 million on lines of credit with the FHLB of New York. At June 30, 1999, the Bank had outstanding $49.0 million in other borrowings from the FHLB of New York.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                         Year Ended June 30,

                                    1999        1998         1997
                                           (In Thousands)

Maximum Balance:
  FHLB advances                     $52,038     $19,983      $ 16,145
  Other borrowings                        -           -            12

Average Balance:
  FHLB advances                     $43,270     $ 5,467      $  2,390
  Other borrowings                        -           -             2

     The following table sets forth the amount and rate of the Bank's borrowings at the dates indicated.

                                              June 30,

                                    1999        1998         1997

                                        (Dollars in Thousands)

FHLB advances                       $49,045     $19,897      $   -
Other borrowings                          -           -          -

    Total borrowings                $49.045     $19,897      $   -

Weighted average interest rate
  of FHLB advances                     5.73%       6.07%      5.56%

Weighted average interest rate
  of other borrowings                     -           -       9.50%

Subsidiary and Other Activities

     The Bank maintains four wholly-owned subsidiaries: CSB Financial Services, Inc., CSB Funding, Inc., CSB Services Agency, Inc. and Cohoes Realty, Incorporated. CSB Financial Services, Inc. earns commission income through the sale of securities, mutual funds, annuities and other insurance products. During the fiscal year ended June 30, 1999, CSB Financial Services had revenues of approximately $309,000 and net income of approximately $23,000. As of June 30, 1999, CSB Funding, Inc. was active with no reported income.

     CSB Services Agency, Inc. owns a 50 percent interest in Community Bank Insurance Brokers of New York, LLC, which is a joint venture formed for the purpose of selling property and casualty insurance to the Bank's customers and to the general public. The joint venture was formed in July 1998. The joint venture has entered into a service agreement with the insurance agency which owns the other 50% joint venture interest in Community Bank Insurance Brokers of New York, LLC. Such agency will provide administrative services and support directly to the joint venture. During fiscal year ended June 30,1999, Community Bank Insurance Brokers of New York, LLC had revenues of approximately $91,000 and a net loss of approximately $31,000.

     Cohoes Realty, Incorporated is a real estate investment trust formed in 1999 to enhance liquidity, portfolio yields and capital growth. The Bank funded Cohoes Realty, Incorporated with approximately $105.0 million of earning assets consisting of commercial real estate loans and debt securities. Interest income earned on the assets held by Cohoes Realty, Incorporated will be passed through to the Bank in the form of dividends. Cohoes Realty, Incorporated intends to sell a limited amount of preferred stock with a fixed rate of return to directors, officers and employees of the Bank and their family members in order to satisfy Internal Revenue Code requirements to qualify as a real estate investment trust.

Competition

     The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank's primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available.

Employees

     At June 30, 1999, the Company had 185 full-time employees and 38 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                                  REGULATION

The Company

     General. The Company is subject to regulation as a savings and loan holding company under the HOLA. The Company is required to register with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the New York Banking Board ("NYBB") and the Securities and Exchange Commission ("SEC"). As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. The Bank is the sole savings association subsidiary of the Company. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, he may impose such restrictions as are deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "--Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

     If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as Director under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or
(vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank,
(iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and divest any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments to allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At June 30, 1999, approximately 71.1% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

     Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or, at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1999, the Bank was in compliance with the above restrictions.

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state chartered savings institutions).

     Federal Securities Laws. The Company Common Stock has been registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act, including periodic reports and quarterly and annual financial data.

     The registration under the Securities Act of shares of the Company Common Stock does not cover the resale of such shares. Shares of Company Common Stock purchased by persons who are not affiliates of the Company may be sold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities

Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

The Bank

     General. The Bank is subject to extensive regulation and examination by the New York State Banking Department (the "Department"), as its chartering authority, and by the FDIC, as the insurer of its deposits, and is subject to certain requirements established by the OTS as a result of the Company's savings and loan holding company status. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the NYBB and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements, to look into the condition of the Bank and to assure that it is being operated in a safe and sound manner. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Company, the Bank and their operations.

     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System.

     The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite I under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights.

     The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1999 the Bank met each of its capital requirements.

     In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies recently issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

     Activities and Investments of New York-Chartered Savings Banks. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. These New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, State and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York State Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A New York chartered stock savings bank may also exercise trust powers upon approval of the NYBB. The Bank has not sought approval to exercise trust powers.

     Under recently enacted legislation, the Department has been granted the authority to maintain the power of state-chartered banks reciprocal with those of a national bank. Under the terms of the legislation, the Department is granted such authority for only one year unless legislation is adopted within such period which extends the effective period of such power. However, any regulations adopted by the Department pursuant to the authority granted by such legislation would be effective regardless of whether legislation is enacted extending the effective period.

     New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the NYBB. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

     With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank's unimpaired capital and surplus. The Bank currently complies with all applicable loans-to-one-borrower limitations.

     Activities and Investments of FDIC-Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

     Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

     Under the New York State Banking Law, the New York Superintendent of Banks (the "Superintendent") may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Superintendent that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office by the Superintendent after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Department against the Bank or any of its directors or officers. The Superintendent also may take possession of a banking organization under specified statutory criteria.

     Prompt Corrective Action. Section 38 of the FDIA provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

     An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

     At June 30, 1999, the Bank had capital levels which qualified it as a "well capitalized" institution.

     FDIC Insurance Premiums. The Bank is a member of the Bank Insurance Fund administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

     Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations,
(i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The Bank had $298,000 in brokered deposits outstanding at June 30, 1999. However, it is not currently soliciting brokered deposits.

     Community Investment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and the Community Reinvestment Act (the "CRA").

     The CRA requires that the FDIC assess the Bank's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods. The FDIC must also take that record into account when evaluating certain applications made by the Bank. The FDIC assigns the Bank a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank's current federal CRA rating is "satisfactory."

     The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Department to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including Mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating, received from the Department was "outstanding."

     Limitations on Dividends. The Company is a legal entity separate and distinct from the Bank. The Company's principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements including a requirement, as a result of the Company's savings and loan holding company status, that the Bank notify the OTS not less than 30 days in advance of any proposed declaration by its directors of a dividend.

     Under New York State Banking Law, a New York-chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Department is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

     Miscellaneous. The Bank is subject to certain restrictions on loans to the Company or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company or its non-bank subsidiaries. The Bank also is subject to certain restrictions on most types of transactions with the Company or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

     FHLB System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $49.0 million of FHLB advances at June 30, 1999.

     As a FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At June 30, 1999, the Bank had approximately $4.0 million in FHLB stock, which resulted in its compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts, including NOW and Super NOW accounts) and non-personal time deposits. As of June 30, 1999, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, this reserve requirement may reduce the Bank's earning assets.

Federal Taxation

     General. The Company and the Bank will be subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through December 31, 1994.

     Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its consolidated federal income tax returns.

     Bad Debt Reserves. In 1996, federal tax laws were amended to eliminate certain methods formerly used by the Bank to calculate tax deductions for bad debts. The new law also requires the Bank to gradually recapture certain excess bad debt deductions taken from 1988 through 1995. The total remaining amount required to be recaptured at June 30, 1999 was approximately $1.1 million. The effect of the recapture of this entire amount has already been reflected on the Company's financial statements.

     Also in 1996, New York State tax laws were amended to retain the method of calculating tax bad debt deductions which were eliminated that year for federal tax purposes. Thus, for state income tax purposes, the Bank can calculate its tax bad debt deduction based upon either its historical loss experience or 32% of its New York State taxable income, so long as the Bank continues to satisfy certain definitional tests.

     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions, dividend distributions in excess of historical earnings and profits or cease to maintain a bank charter.

     At June 30, 1999 the Bank's total federal base-year reserve was approximately $3.7 million. These reserves reflect the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

     Minimum Tax. The Code imposes an AMT at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     Net Operating Loss Carryovers. For the years beginning after August 5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 1999, the Bank had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State and Local Taxation

     New York State Taxation. The Company and the Bank will report income on a combined basis utilizing a fiscal year. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

Item 2.           Description of Properties

     The Company conducts business at the main office and 18 other banking offices. The following table sets forth information relating to each of the Company's offices as of June 30, 1999. The net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1999 was $7.8 million.

                                                                                                      Net Book Value
                                                  Original                            Total           of Property or
                                   Leased         Year             Date of            Approximate     Leasehold
                                   or             Leased or        Leased             Square          Improvements at
Locations                          Owned          Acquired         Expiration         Footage         June 30, 1999

                                                                                                      (In thousands)

Cohoes Loan Center                 Owned          1992             N/A                10,500          $  667
50 Mohawk Street
Cohoes, NY   12047

Annex                              Owned          1981             N/A                 3,723             167
60 Remsen Street
Cohoes, NY 12047

Operation Center                   Owned          1987             N/A                11,190             309
244 North Mohawk Street
Cohoes, NY   12047

Community Outreach Center          Leased         1995             01/16/99              200             ___
Urban League Headquarters
95 Livingston Avenue
Albany, NY

Building Adjacent Latham Office    Owned          1986             N/A                 3,024              80
Storage Facility
771 New Loudon Road
Latham, NY   12110

Branch Offices:

Main Office                        Owned          1924             N/A                15,223             443
75 Remsen Street
Cohoes, NY   12047

Cohoes/I-787 Office                Owned          1976             N/A                   988             119
New Courtland Street
Cohoes, NY   12047

Latham Office                      Owned          1967             N/A                 9,041             508
Corner of Pine & Route 9
Latham, NY   12110

Clifton Park Office                Owned          1972             N/A                 5,297             310
525 Visher Ferry Road
Clifton Park, NY   12065

Delmar Office                      Owned          1994             N/A                 4,768           1,460
197 Delaware Avenue
Delmar, NY   12182

Lansingburgh Office                Owned          1976             N/A                 3,216             258
820 Second Avenue
Troy, NY   12182

Loudonville Office                 Leased         1996             07/31/01            4,000               7
475 Albany-Shaker Road
Loudonville, NY   12211

Guilderland Office                 Leased         1995             10/31/05            3,500<F1>           1
1973 Western Avenue
Albany, NY   12203


Branch Offices (Continued)

Schaghticoke                       Leased         1999             03/31/04              900          $   94
Route 40 and 67
Schaghticoke, NY   12154

Supermarket Branches:

Glenville                          Leased         1993             10/31/03              323              87
290 Saratoga Road
Scotia, NY   12302

Rotterdam                          Leased         1993             03/31/03              350              76
1879 Altamont Avenue
Schenectady, NY   12303

Colonie                            Leased         1993             09/30/03              336              89
1892 central Avenue
Colonie, NY   12205

Westgate                           Leased         1995             04/30/00              565              72
911 Central Avenue
Albany, NY   12206

Brunswick                          Leased         1996             10/31/01              304              63
716 Hoosick Road
Brunswick, NY   12180

Bethlehem                          Leased         1997             05/31/02              312              58
1395 New Scotland Road
Slingerlands, NY   12159

Malta                              Leased         1996             05/31/01              524             109
1 Kendall Way
Malta, NY   12020

Niskyuna                           Leased         1996             06/30/01              544             110
2333 Nott Street East
Niskayuna, NY   12309

Queensbury                         Leased         1998             05/31/03              360              95
677 Upper Glen Street
Queensbury, NY   12804

Catskill                           Leased         1999             03/31/04              304             116
320 West Bridge Street
Catskill, NY   12414

<F1> 3,500 square feet of which 1,265 square feet subleased by a third party.

Item 3. Legal Proceedings

     The Bank is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Bank in the proceedings, that the resolution of these proceedings should not have a material effect on the Bank's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Information contained under the caption "Common Stock" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by reference.

Item 6. Selected Financial Data

     Information contained under the caption "Financial Highlights" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto are herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Information contained under the caption "Market Risk and Asset/Liability Management" in the 1999 Annual Report to Stockholders included as Exhibit 13 hereto are herein incorporated by reference.

Item 8. Financial Statements

     The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1999, which is included as Exhibit 13 hereto is incorporated by reference in this Annual Report on Form 10-K.



Annual Report Section incorporated herein by reference

Report of Independent Public Accountants
Consolidated Statements of Financial Condition
  as of June 30, 1999 and 1998
Consolidated Statements of Operations for the
  Years Ended June 30, 1999, 1998 and 1997
Consolidated Statements of Stockholders' Equity
  for Years Ended June 30, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for Years
  Ended June 30, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

     With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended June 30, 1999, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

     Information concerning Directors of the Company is incorporated herein by reference from page 5 of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 1999, as filed with the Commission on September 24, 1999.

Executive Officers

     Information concerning Executive Officers of the Company is incorporated herein by reference from page 6 of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 1999, as filed with the Commission on September 24, 1999.

Compliance with Section 16(a)

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from pages 6 through 12 of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 1999, as filed with the Commission on September 24, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from pages 2 through 4 of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 1999, as filed with the Commission on September 24, 1999.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 1999, as filed with the Commission on September 24, 1999.

Item 14. Exhibits and Reports on Form 8-K

     (a) Exhibits

     See Index to Exhibits

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COHOES BANCORP, INC.

Date: September 24, 1999                    By: /s/ Harry L. Robinson

                                                Harry L. Robinson
                                                (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Harry L. Robinson               By:   /s/ Richard A. Ahl

      Harry L. Robinson, Director,        Richard A. Ahl, Executive Vice
        President and Chief Executive     President, Chief Financial Officer
        Officer (Principal Executive      and Secretary
        and Operating Officer)            (Chief Financial and
                                          Accounting Officer)

Date: September 24, 1999                  Date: September 24, 1999


By:   /s/  Arthur E. Bowen                By:   /s/  Peter G. Casabonne
      Arthur E. Bowen, Director           Peter G. Casabonne, Director

Date: September 24, 1999                  Date: September 24, 1999


By:   /s/  Michael L. Crotty              By:   /s/  Chester C. DeLaMater
      Michael L. Crotty, Director               Chester C. DeLaMater, Director

Date: September 24, 1999                  Date: September 24, 1999


By:   /s/  Frederick G. Field, Jr.        By:   /s/  Duncan S. Mac Affer
      Frederick G. Field, Jr., Director         Duncan S. Mac Affer, Director

Date: September 24, 1999                  Date: September 24, 1999


By:   /s/  J. Timothy O'Hearn             By:   /s/  R. Douglas Paton
      J. Timothy O'Hearn, Director              R. Douglas Paton, Director

Date: September 24, 1999                  Date: September 24, 1999


By:   /s/  Walter H. Speidel              By:   /s/  Donald A. Wilson
      Walter H. Speidel, Director               Donald A. Wilson, Director

Date: September 24, 1999                  Date: September 24, 1999

                              INDEX TO EXHIBITS

Regulation                                                       Reference to
S-K                                                              Prior Filing or
Exhibit                                                          Exhibit Number
Number                            Document                       Attached Hereto

 3(i)   Certificate of Incorporation                                       *
3(ii)   Bylaws                                                          3(ii)
    4   Instruments defining the rights of security holders,              **
        including debentures
 10.1   Employment Agreement between Cohoes Savings Bank and Harry      10.1
        L. Robinson
 10.2   Schedule of Employment Agreement with Cohoes Savings Bank       10.2
 10.3   Employment Agreement between Cohoes Savings                     10.3
        Bank and Albert J. Picchi
 10.4   Employment Agreement between Cohoes Bancorp, Inc. and Harry     10.4
        L. Robinson
 10.5   Schedule of Employment Agreement with Cohoes Bancorp, Inc.      10.5
 10.6   Change-In-Control Severance Agreement between Cohoes Savings    10.6
        Bank and Johanna O. Robbins
 10.7   Schedule of Change-In-Control Severance Agreements with         10.7
        Cohoes Savings Bank
 10.8   Cohoes Savings Bank Employee Severance Compensation Plan           *
 10.9   Employee Stock Ownership Plan                                      *
10.10   Cohoes Savings Bank 401(k) Savings Plan                           **
10.11   Benefit Restoration Plan                                           *
10.12   Stock Option and Incentive Plan                                    *
10.13   Recognition and Retention Plan                                     *
   13   Annual Report to Stockholders                                     13
   21   Subsidiaries of Registrant                                        21
   23   Consents of Experts and Counsel                                   23
   27   Financial Data Schedule                                           27

* Filed as exhibits to the Company's Form S-1 registration statement filed on September 16, 1998 (File No. 333-63539) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

** Filed as exhibits to the Company's Pre-effective Amendment No. One to
   Form S-1 filed on October 30, 1998 (File No. 333-63539) of the
   Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

                                EXHIBIT 3 (ii)

                                  BY - LAWS

                             COHOES BANCORP, INC.

                         AMENDED AND RESTATED BY-LAWS


                                  ARTICLE I

                                 STOCKHOLDERS

Section 1.   Annual Meeting.

     An annual meeting of the stockholders, for the election of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at such place, on such date, and at such time as the Board of Directors shall each year fix.

Section 2.   Special Meetings.

     Subject to the rights of the holders of any class or series of preferred stock of the Corporation, special meetings of stockholders of the Corporation may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the total number of directors which the Corporation would have if there were no vacancies on the Board of Directors (hereinafter the "Whole Board").

Section 3.   Notice of Meetings.

     Written notice of the place, date, and time of all meetings of the stockholders shall be given, not less than ten nor more than 60 days before the date on which the meeting is to be held, to each stockholder entitled to vote at such meeting, except as otherwise provided herein or required by law (meaning, here and hereinafter, as required from time to time by the Delaware General Corporation Law or the Certificate of Incorporation of the Corporation).

     When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than 30 days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

Section 4.   Quorum.

     At any meeting of the stockholders, the holders of at least one-third of all of the shares of the stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number may be required by law. Where a separate vote by a class or classes is required, a majority of the shares of such class or classes, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter.

     If a quorum shall fail to attend any meeting, the chairman of the meeting or the holders of a majority of the shares of stock entitled to vote who are present, in person or by proxy, may adjourn the meeting to another place, date or time.

     If a notice of any adjourned special meeting of stockholders is sent to all stockholders entitled to vote thereat, stating that it will be held with those present constituting a quorum, then except as otherwise required by law, those present at such adjourned meeting shall constitute a quorum, and all matters shall be determined by a majority of the votes cast at such meeting.

Section 5.   Organization.

     Such person as the Board of Directors may have designated or, in the absence of such a person, the President of the Corporation or, in his or her absence, such person as may be chosen by the holders of a majority of the shares entitled to vote who are present, in person or by proxy, shall call to order any meeting of the stockholders and act as chairman of the meeting. In the absence of the Secretary of the Corporation, the secretary of the meeting shall be such person as the chairman appoints.

Section 6.   Conduct of Business.

     (a) The chairman of any meeting of stockholders shall determine the order of business and the procedure at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him or her in order.

     (b) At any annual meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Corporation who is entitled to vote with respect thereto and who complies with the notice procedures set forth in this Section 6(b). For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered or mailed to and received at the principal executive offices of the Corporation not less than 60 days prior to the anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than twenty days, or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 60th day prior to such annual meeting or the earlier of the tenth day following the day on which notice of the date of the annual meeting was mailed or public announcement of the date of such meeting is first made. A stockholder's notice to the Secretary shall set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Corporation's books, of the stockholder who proposed such business, (iii) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder and (iv) any material interest of such stockholder in such business. Notwithstanding anything in these By-laws to the contrary, no business shall be brought before or conducted at an annual meeting except in accordance with the provisions of this Section 6(b). The officer of the Corporation or other person presiding over the annual meeting shall, if the facts so warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 6(b) and, if he should so determine, he shall so declare to the meeting and any such business so determined to be not properly brought before the meeting shall not be transacted.

     At any special meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting by or at the direction of the Board of Directors.

     (c) Only persons who are nominated in accordance with the procedures set forth in these By-laws shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors or
(ii) by any stockholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 6(c). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered or mailed to and received at the principal executive offices of the Corporation not less than 60 days prior to the date of the meeting; provided, however, that in the event that less than 70 days' notice of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the earlier of the tenth day following the day on which such notice of the date of the meeting was mailed or public announcement of the date of such meeting was first made. Such stockholder's notice shall set forth (1) as to each person whom such stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (2) as to the stockholder giving the notice: (x) the name and address, as they appear on the Corporation's books, of such stockholder and (y) the class and number of shares of the Corporation's capital stock that are beneficially owned by such stockholder. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the provisions of this
Section 6(c). The officer of the Corporation or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

Section 7.   Proxies and Voting.

     At any meeting of the stockholders, every stockholder entitled to vote may vote in person or by proxy authorized by an instrument in writing (or as otherwise permitted under applicable law) by the stockholder or his duly authorized attorney-in-fact filed in accordance with the procedure established for the meeting. Proxies solicited on behalf of the management shall be voted as directed by the stockholder or in the absence of such direction, as determined by a majority of the Board of Directors. No proxy shall be valid after eleven months from the date of its execution except for a proxy coupled with an interest.

     Each stockholder shall have one vote for every share of stock entitled to vote which is registered in his or her name on the record date for the meeting, except as otherwise provided herein or in the Certificate of Incorporation of the Corporation or as required by law.

     All voting, including on the election of directors but excepting where otherwise required by law, may be by a voice vote; provided, however, that upon demand therefore by a stockholder entitled to vote or his or her proxy, a stock vote shall be taken. Every stock vote shall be taken by ballot, each of which shall state the name of the stockholder or proxy voting and such other information as may be required under the procedure established for the meeting. Every vote taken by ballot shall be counted by an inspector or inspectors appointed by the chairman of the meeting.

     All elections shall be determined by a plurality of the votes cast, and except as otherwise required by law or as provided in the Certificate of Incorporation, all other matters shall be determined by a majority of the votes cast.

Section 8.   Stock List.

     The officer who has charge of the stock transfer books of the Corporation shall prepare and make, in the time and manner required by applicable law, a list of stockholders entitled to vote and shall make such list available for such purposes, at such places, at such times and to such persons as required by applicable law. The stock transfer books shall be the only evidence as to the identity of the stockholders entitled to examine the stock transfer books or to vote in person or by proxy at any meeting of stockholders.

Section 9.   Consent of Stockholders in Lieu of Meeting.

     Subject to the rights of the holders of any class or series of preferred stock of the Corporation, any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.

Section 10.  Inspectors of Election

     The Board of Directors shall, in advance of any meeting of stockholders, appoint one or more persons as inspectors of election, to act at the meeting or any adjournment thereof and make a written report thereof, in accordance with applicable law.

                                  ARTICLE II

                              BOARD OF DIRECTORS

Section 1.   General Powers, Number and Term of Office.

     The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. The number of directors shall be as provided for in the Certificate of Incorporation. The Board of Directors shall annually elect a Chairman of the Board and a President from among its members and shall designate, when present, either the Chairman of the Board or the President to preside at its meetings.

     The directors, other than those who may be elected by the holders of any class or series of preferred stock, shall be divided into three classes, as nearly equal in number as reasonably possible, with the term of office of the first class to expire at the conclusion of the first annual meeting of stockholders, the term of office of the second class to expire at the conclusion of the annual meeting of stockholders one year thereafter and the term of office of the third class to expire at the conclusion of the annual meeting of stockholders two years thereafter, with each director to hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of stockholders, commencing with the first annual meeting, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified.

Section 2.   Vacancies and Newly Created Directorships.

     Subject to the rights of the holders of any class or series of preferred stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause may be filled only by a majority vote of the directors then in office, though less than a quorum, and directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been elected expires, and until such director's successor shall have been duly elected and qualified. No decrease in the number of authorized directors constituting the Board shall shorten the term of any incumbent director.

Section 3.   Regular Meetings.

     Regular meetings of the Board of Directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been established by the Board of Directors and publicized among all directors. A notice of each regular meeting shall not be required.

Section 4.   Special Meetings.

     Special meetings of the Board of Directors may be called by one-third (1/3) of the directors then in office (rounded up to the nearest whole number) or by the President and shall be held at such place, on such date, and at such time as they or he or she shall fix. Notice of the place, date, and time of each such special meeting shall be given to each director by whom it is not waived by mailing written notice not less than five days before the meeting or by telegraphing or telexing or by facsimile transmission of the same not less than twenty-four (24) hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

Section 5.   Quorum.

     At any meeting of the Board of Directors, a majority of the authorized number of directors then constituting the Board shall constitute a quorum for all purposes. If a quorum shall fail to attend any meeting, a majority of those present may adjourn the meeting to another place, date, or time, without further notice or waiver thereof.

Section 6.   Participation in Meetings By Conference Telephone.

     Members of the Board of Directors, or of any committee thereof, may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and such participation shall constitute presence in person at such meeting.

Section 7.   Conduct of Business.

     At any meeting of the Board of Directors, business shall be transacted in such order and manner as the Board may from time to time determine, and all matters shall be determined by the vote of a majority of the directors present, except as otherwise provided herein or required by law. Action may be taken by the Board of Directors without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.

Section 8.   Powers.

     The Board of Directors may, except as otherwise required by law, exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, including, without limiting the generality of the foregoing, the unqualified power:

     (1) To declare dividends from time to time in accordance with law;

     (2) To purchase or otherwise acquire any property, rights or privileges on such terms as it shall determine;

     (3) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or non-negotiable, secured or unsecured, and to do all things necessary in connection therewith;

     (4) To remove any officer of the Corporation with or without cause, and from time to time to devolve the powers and duties of any officer upon any other person for the time being;

     (5) To confer upon any officer of the Corporation the power to appoint, remove and suspend subordinate officers, employees and agents;

     (6) To adopt from time to time such stock, option, stock purchase, bonus or other compensation plans for directors, officers, employees and agents of the Corporation and its subsidiaries as it may determine;

     (7) To adopt from time to time such insurance, retirement, and other benefit plans for directors, officers, employees and agents of the Corporation and its subsidiaries as it may determine; and

     (8) To adopt from time to time regulations, not inconsistent with these By-laws, for the management of the Corporation's business and affairs.

Section 9.   Compensation of Directors.

     Directors, as such, may receive, pursuant to resolution of the Board of Directors, fixed fees and other compensation for their services as directors, including, without limitation, their services as members of committees of the Board of Directors.

Section 10.  Qualifications.

     Any person first appointed or elected to the Board of Directors after June 30, 1999 shall, in order to qualify as such, reside in or have his or her primary place of business located within a 35 mile radius of any operating office of the Corporation or any subsidiary.

                                 ARTICLE III

                                  COMMITTEES

Section 1.  Committees of the Board of Directors.

     The Board of Directors, by a vote of a majority of the Board of Directors, may from time to time designate committees of the Board, with such lawfully delegable powers and duties as it thereby confers, to serve at the pleasure of the Board and shall, for those committees and any others provided for herein, elect a director or directors to serve as the member or members, designating, if it desires, other directors as alternate members who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution(s) of the Board of Directors, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority to:
(i) approve or adopt, or recommend to the stockholders, any action or matter expressly required by law to be submitted to stockholders for approval, or
(ii) adopt, amend or repeal any bylaw of the Corporation. In the absence or disqualification of any member of any committee and any alternate member in his or her place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or she or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.

Section 2.  Conduct of Business.

     Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law. Adequate provision shall be made for notice to members of all meetings; one-third (1/3) of the members shall constitute a quorum unless the committee shall consist of one or two members, in which event one member shall constitute a quorum; and all matters shall be determined by a majority vote of the members present. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such committee.

Section 3.  Nominating Committee.

     The Board of Directors may appoint a Nominating Committee of the Board, consisting of not less than three members, one of which shall be the President if, and only so long as, the President remains in office as a member of the Board of Directors. The Nominating Committee shall have authority (i) to review any nominations for election to the Board of Directors made by a stockholder of the Corporation pursuant to Section 6(c)(ii) of Article I of these By-laws in order to determine compliance with such By-law and (ii) to recommend to the Whole Board nominees for election to the Board of Directors to replace those directors whose terms expire at the annual meeting of stockholders next ensuing.

                                  ARTICLE IV

                                   OFFICERS

Section 1.  Generally.

     (a) The Board of Directors as soon as may be practicable after the annual meeting of stockholders shall choose a President, a Secretary and a Treasurer and from time to time may choose such other officers as it may deem proper. The President shall be chosen from among the directors. Any number of offices may be held by the same person.

     (b) The term of office of all officers shall be until the next annual election of officers and until their respective successors are chosen, but any officer may be removed from office at any time by the affirmative vote of a majority of the authorized number of directors then constituting the Board of Directors.

     (c) All officers chosen by the Board of Directors shall each have such powers and duties as generally pertain to their respective offices, subject to the specific provisions of this Article IV. Such officers shall also have such powers and duties as from time to time may be conferred by the Board of Directors or by any committee thereof.

Section 2.  President.

     The President shall be the chief executive officer and, subject to the control of the Board of Directors, shall have general power over the management and oversight of the administration and operation of the Corporation's business and general supervisory power and authority over its policies and affairs. The President shall see that all orders and resolutions of the Board of Directors and of any committee thereof are carried into effect.

     Each meeting of the stockholders and of the Board of Directors shall be presided over by such officer as has been designated by the Board of Directors or, in his absence, by such officer or other person as is chosen at the meeting. The Secretary or, in the Secretary's absence, the General Counsel of the Corporation or such officer as has been designated by the Board of Directors or, in his absence, such officer or other person as is chosen by the person presiding, shall act as secretary of each such meeting.

Section 3.  Vice President.

     The Vice President or Vice Presidents, if any, shall perform the duties of the President in his absence or during his disability to act. In addition, the Vice Presidents shall perform the duties and exercise the powers usually incident to their respective offices and/or such other duties and powers as may be properly assigned to them from time to time by the Board of Directors, the Chairman of the Board or the President.

Section 4.  Secretary.

     The Secretary or an Assistant Secretary shall issue notices of meetings, shall keep their minutes, shall have charge of the seal and the corporate books, shall perform such other duties and exercise such other powers as are usually incident to such offices and/or such other duties and powers as are properly assigned thereto by the Board of Directors, the Chairman of the Board or the President.

Section 5.  Treasurer.

     The Treasurer shall have charge of all monies and securities of the Corporation, other than monies and securities of any division of the Corporation which has a treasurer or financial officer appointed by the Board of Directors, and shall keep regular books of account. The funds of the Corporation shall be deposited in the name of the Corporation by the Treasurer with such banks or trust companies or other entities as the Board of Directors from time to time shall designate. The Treasurer shall sign or countersign such instruments as require his signature, shall perform all such duties and have all such powers as are usually incident to such office and/or such other duties and powers as are properly assigned to him by the Board of Directors, the Chairman of the Board or the President, and may be required to give bond, payable by the Corporation, for the faithful performance of his duties in such sum and with such surety as may be required by the Board of Directors.

Section 6.  Assistant Secretaries and Other Officers.

     The Board of Directors may appoint one or more assistant secretaries and one or more assistant treasurers, or one appointee to both such positions, which officers shall have such powers and shall perform such duties as are provided in these By-laws or as may be assigned to them by the Board of Directors, the Chairman of the Board or the President.

Section 7.  Action with Respect to Securities of Other Corporations

     Unless otherwise directed by the Board of Directors, the President or any officer of the Corporation authorized by the President shall have power to vote and otherwise act on behalf of the Corporation, in person or by proxy, at any meeting of stockholders of or with respect to any action of stockholders of any other corporation in which this Corporation may hold securities and otherwise to exercise any and all rights and powers which this Corporation may possess by reason of its ownership of securities in such other Corporation.

                                  ARTICLE V

                                    STOCK

Section 1.  Certificates of Stock.

     Each stockholder shall be entitled to a certificate signed by, or in the name of the Corporation by, the President or a Vice President, and by the Secretary or an Assistant Secretary, or the Treasurer or an Assistant Treasurer, certifying the number of shares owned by him or her. Any or all of the signatures on the certificate may be by facsimile.

Section 2.  Transfers of Stock.

     Transfers of stock shall be made only upon the transfer books of the Corporation kept at an office of the Corporation or by transfer agents designated to transfer shares of the stock of the Corporation. Except where a certificate is issued in accordance with Section 4 of Article V of these By-laws, an outstanding certificate for the number of shares involved shall be surrendered for cancellation before a new certificate is issued therefore.

Section 3.  Record Date.

     In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or to receive payment of any dividend or other distribution or allotment of any rights or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted and which record date shall not be more than 60 nor less than ten days before the date of any meeting of stockholders, nor more than 60 days prior to the time for such other action as hereinbefore described; provided, however, that if no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held, and, for determining stockholders entitled to receive payment of any dividend or other distribution or allotment of rights or to exercise any rights of change, conversion or exchange of stock or for any other purpose, the record date shall be at the close of business on the day on which the Board of Directors adopts a resolution relating thereto.

     A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 4.  Lost, Stolen or Destroyed Certificates.

     In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place pursuant to such regulations as the Board of Directors may establish concerning proof of such loss, theft or destruction and concerning the giving of a satisfactory bond or bonds of indemnity.

Section 5.  Regulations.

     The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the Board of Directors may establish.

                                  ARTICLE VI

                                   NOTICES

Section 1.  Notices.

     Except as otherwise specifically provided herein or required by law, all notices required to be given to any stockholder, director, officer, employee or agent shall be in writing and may in every instance be effectively given by hand delivery to the recipient thereof, by depositing such notice in the mail, postage paid, by sending such notice by prepaid telegram or mailgram or by sending such notice by facsimile machine or other electronic transmission. Any such notice shall be addressed to such stockholder, director, officer, employee or agent at his or her last known address as the same appears on the books of the Corporation. The time when such notice is received, if hand delivered, or dispatched, if delivered through the mail, by telegram or mailgram or by facsimile machine or other electronic transmission, shall be the time of the giving of the notice.

Section 2.  Waivers.

     A written waiver of any notice, signed by a stockholder, director, officer, employee or agent, whether before or after the time of the event for which notice is to be given, shall be deemed equivalent to the notice required to be given to such stockholder, director, officer, employee or agent. Neither the business nor the purpose of any meeting need be specified in such a waiver.

                                 ARTICLE VII

                                MISCELLANEOUS

Section 1.  Facsimile Signatures.

     In addition to the provisions for use of facsimile signatures elsewhere specifically authorized in these By-laws, facsimile signatures of any officer or officers of the Corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.

Section 2.  Corporate Seal.

     The Board of Directors may provide a suitable seal, containing the name of the Corporation, which seal shall be in the charge of the Secretary. If and when so directed by the Board of Directors or a committee thereof, duplicates of the seal may be kept and used by the Treasurer or by an Assistant Secretary or Assistant Treasurer.

Section 3.  Reliance upon Books, Reports and Records.

     Each director, each member of any committee designated by the Board of Directors, and each officer of the Corporation shall, in the performance of his or her duties, be fully protected in relying in good faith upon the books of account or other records of the Corporation and upon such information, opinions, reports or statements presented to the Corporation by any of its officers or employees, or committees of the Board of Directors so designated, or by any other person as to matters which such director or committee member reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the Corporation.

Section 4.  Fiscal Year.

     The fiscal year of the Corporation shall be as fixed by the Board of Directors.

Section 5.  Time Periods.

     In applying any provision of these By-laws which requires that an act be done or not be done a specified number of days prior to an event or that an act be done during a period of a specified number of days prior to an event, calendar days shall be used, the day of the doing of the act shall be excluded and the day of the event shall be included.

                                 ARTICLE VIII

                                  AMENDMENTS

     The By-laws of the Corporation may be adopted, amended or repealed as provided in Article SEVENTH of the Certificate of Incorporation of the Corporation.

                                 EXHIBIT 10.1

    EMPLOYMENT AGREEMENT BETWEEN COHOES SAVINGS BANK AND HARRY L. ROBINSON

                             EMPLOYMENT AGREEMENT

     This EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of January 6, 1999 by and between Cohoes Savings Bank, a state-chartered savings bank organized and existing under the laws of the State of New York (the "Bank"), and Harry L. Robinson (the "Executive").

                                 WITNESSETH:

     WHEREAS, the Executive currently serves as the President and Chief Executive Officer of the Bank and as the President and Chief Executive Officer of Cohoes Bancorp, Inc. (the "Company"), and effective as of the date of this Agreement, the Bank has converted from mutual to capital stock form and has become the wholly owned subsidiary of the Company; and

     WHEREAS, the Bank desires to assure for itself the continued availability of the Executive's services as provided in this Agreement, and the Board of Directors of the Bank (the "Board") recognizes the need for the Executive to be able to perform such services with a minimum of personal distraction in the event of a pending or threatened Change in Control (as hereinafter defined); and

     WHEREAS, the Executive is willing to continue to serve the Bank on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and conditions hereinafter set forth, the Bank and the Executive hereby agree as follows:

SECTION 1.   EMPLOYMENT.

     The Bank agrees to continue to employ the Executive, and the Executive hereby agrees to such continued employment, during the period and upon the terms and conditions set forth in this Agreement.

SECTION 2.   EMPLOYMENT PERIOD; REMAINING UNEXPIRED EMPLOYMENT PERIOD.

     (a) The terms and conditions of this Agreement shall be and remain in effect during the period of employment established under this section 2 ("Employment Period"). The Employment Period shall be for an initial term of three years beginning on the date of this Agreement and ending on the third anniversary date of this Agreement, plus such extensions, if any, as are provided pursuant to section 2(b).

     (b) Except as provided in Section 2(c), beginning on the first anniversary of the date of this Agreement, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that neither the Executive nor the Bank has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further. For all purposes of this Agreement, the term "Remaining Unexpired Employment Period" as of any date shall mean the period beginning on such date and ending on the last day of the Employment Period taking into account any extensions under this section 2(b). Upon termination of the Executive's employment with the Bank for any reason whatsoever, any extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

     (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the Employment Period with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

SECTION 3.   DUTIES.

     The Executive shall serve as President and Chief Executive Officer of the Bank, having such power, authority and responsibility and performing such duties as are prescribed by or under the By-Laws of the Bank and as are customarily associated with such position. The Executive shall devote his full business time and attention as he has customarily done to the business and affairs of the Bank and shall use his best efforts to advance the interests of the Bank.

SECTION 4.   CASH COMPENSATION.

     In consideration for the services to be rendered by the Executive hereunder, the Bank shall pay to him a salary equal to the base salary from the Company and the Bank in effect on the date of this Agreement, less the amount of base salary actually paid to the Executive by the Company during the Employment Period. The Executive's salary shall be payable in approximately equal installments in accordance with the Bank's customary payroll practices for senior officers. The Board shall review the Executive's annual rate of salary at such times during the Employment Period as it deems appropriate, but not less frequently than once every twelve months, and may, in its discretion, approve an increase therein. In addition to salary, the Executive may receive other cash compensation from the Bank for services hereunder at such times, in such amounts and on such terms and conditions as the Board may determine from time to time.

SECTION 5.   EMPLOYEE BENEFIT PLANS AND PROGRAMS.

     During the Employment Period, the Executive shall be treated as an employee of the Bank and shall be entitled to participate in and receive benefits under any and all qualified or non-qualified retirement, pension, savings, profit-sharing or stock bonus plans, any and all group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance plans, and any other employee benefit and compensation plans (including, but not limited to, any incentive compensation plans or programs, stock option and appreciation rights plans and restricted stock plans) as may from time to time be maintained by, or cover employees of, the Bank, in accordance with the terms and conditions of such employee benefit plans and programs and compensation plans and programs and consistent with the Bank's customary practices. In addition, the Executive shall be entitled to receive such perquisites as are customary for an individual employed in the Executive's position in a firm of the size and nature of the Bank, including, but not limited to, the use of an automobile and the payment of country club and other club fees and expenses.

SECTION 6.   INDEMNIFICATION AND INSURANCE.

     (a) During the Employment Period and for a period of six years thereafter, the Bank shall cause the Executive to be covered by and named as an insured under any policy or contract of insurance obtained by it to insure its directors and officers against personal liability for acts or omissions in connection with service as an officer or director of the Bank or service in other capacities at the request of the Bank. The coverage provided to the Executive pursuant to this section 6 shall be of the same scope and on the same terms and conditions as the coverage (if any) provided to other officers or directors of the Bank.

     (b) To the maximum extent permitted under applicable law, during the Employment Period and for a period of six years thereafter, the Bank shall indemnify the Executive against and hold him harmless from any costs, liabilities, losses and exposures to the fullest extent and on the most favorable terms and conditions that similar indemnification is offered to any director or officer of the Bank or any subsidiary or affiliate thereof.

SECTION 7.   OUTSIDE ACTIVITIES.

     The Executive may serve as a member of the boards of directors of such business, community and charitable organizations as he may disclose to and as may be approved by the Board (which approval shall not be unreasonably withheld); provided, however, that such service shall not materially interfere with the performance of his duties under this Agreement. The Executive may also engage in personal business and investment activities which do not materially interfere with the performance of his duties hereunder; provided, however, that such activities are not prohibited under any code of conduct or investment or securities trading policy established by the Bank and generally applicable to all similarly situated Executives. The Executive may also serve as an officer or director of the Company on such terms and conditions as the Company and the Bank may mutually agree upon, and such service shall not be deemed to materially interfere with the Executive's performance of his duties hereunder or otherwise result in a material breach of this Agreement. If the Executive is discharged or suspended, or is subject to any regulatory prohibition or restriction with respect to participation in the affairs of the Company, he shall continue to perform services for the Bank in accordance with this Agreement but shall not directly or indirectly provide services to or participate in the affairs of the Company in a manner inconsistent with the terms of such discharge or suspension or any applicable regulatory order.

SECTION 8.   WORKING FACILITIES AND EXPENSES.

     The Executive's principal place of employment shall be at the Bank's executive offices located in Cohoes, New York, or at such other location within 50 miles of the address at which the Bank shall maintain its principal executive offices, or at such other location as the Bank and the Executive may mutually agree upon. The Bank shall provide the Executive at his principal place of employment with a private office, secretarial services and other support services and facilities suitable to his position with the Bank and necessary or appropriate in connection with the performance of his assigned duties under this Agreement. The Bank shall reimburse the Executive for his ordinary and necessary business expenses, including, without limitation, the Executive's travel and entertainment expenses incurred in connection with the performance of his duties under this Agreement, in each case upon presentation to the Bank of an itemized account of such expenses in such form as the Bank may reasonably require.

SECTION 9.   TERMINATION OF EMPLOYMENT WITH BENEFITS.

     (a) The Executive shall be entitled to the benefits described in section 9(b) in the event that:

     (i) his employment with the Bank terminates during the Employment Period as a result of the Executive's voluntary resignation within 90 days following:

     (A) the failure of the Board to appoint or re-appoint or elect or re-elect the Executive to the position with the Bank stated in section 3 of this Agreement (or a more senior office);

     (B) if the Executive is a member of the Board, the failure of the shareholders of the Bank to elect or re-elect the Executive to the Board or the failure of the Board (or the nominating committee thereof) to nominate the Executive for such election or re-election;

     (C) the expiration of a 30-day period following the date on which the Executive gives written notice to the Bank of its material failure, whether by amendment of the Bank's Restated Organization Certificate, the Bank's By-Laws, action of the Board or the Bank's shareholders or otherwise, to vest in the Executive the functions, duties, or responsibilities prescribed in section 3 of this Agreement, unless, during such 30-day period, the Bank cures such failure;

     (D) the expiration of a 30-day period following the date on which the Executive gives written notice to the Bank of its material breach of any term, condition or covenant contained in this Agreement (including, without limitation, any reduction of the Executive's rate of base salary in effect from time to time and any change in the terms and conditions of any compensation or benefit program in which the Executive participates which, either individually or together with other changes, has a material adverse effect on the aggregate value of his total compensation package), unless, during such 30-day period, the Bank cures such failure; or

     (E) a change in the Executive's principal place of employment for a distance in excess of 50 miles from the Bank's principal office in Cohoes, New York; or

     (F) the liquidation, dissolution, bankruptcy, or insolvency of the Bank, the Bank or any of their respective subsidiaries or affiliates; or

     (ii) the Executive's employment with the Bank is terminated by the Bank during the Employment Period for any reason other than for "cause," as provided in section 10(a).

     (b) Upon the occurrence of any of the events described in section 9(a) of this Agreement, the Bank shall pay and provide to the Executive (or, in the event of his death, to his estate):

     (i) his earned but unpaid salary (including, without limitation, all items which constitute wages under applicable law and the payment of which is not otherwise provided for in this section 9(b)) as of the date of the termination of his employment with the Bank, such payment to be made at the time and in the manner prescribed by law applicable to the payment of wages but in no event later than 30 days after termination of employment;

     (ii) the benefits, if any, to which he is entitled as a former employee under the employee benefit plans and programs and compensation plans and programs maintained for the benefit of the Bank's officers and employees;

     (iii) continued group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance benefits, in addition to that provided pursuant to section 9(b)(ii), and after taking into account the coverage provided by any subsequent employer, if and to the extent necessary to provide for the Executive, for the Remaining Unexpired Employment Period, coverage equivalent to the coverage to which he would have been entitled under such plans (as in effect on the date of his termination of employment, or, if his termination of employment occurs after a Change in Control, on the date of such Change in Control, whichever benefits are greater), if he had continued working for the Bank during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period;

     (iv) within 30 days following the Executive's termination of employment with the Bank, a lump sum payment, in an amount equal to the present value of the salary (excluding any additional payments made to the Executive in lieu of the use of an automobile) that the Executive would have earned if he had continued working for the Bank during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period, where such present value is to be determined using a discount rate equal to the applicable short-term federal rate prescribed under section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"), compounded using the compounding periods corresponding to the Bank's regular payroll periods for its officers, such lump sum to be paid in lieu of all other payments of salary provided for under this Agreement in respect of the period following any such termination;

     (v) within 30 days following the Executive's termination of employment with the Bank, a lump sum payment in an amount equal to the present value of the additional employer contributions to which he would have been entitled under the Cohoes Savings Bank 401(k) Savings and Profit-Sharing Plan, the Cohoes Bancorp, Inc. Employee Stock Ownership Plan (together with the defined contribution portion of the Benefit Restoration Plan of Cohoes Bancorp, Inc., or any other supplemental defined contribution plan) and any and all other qualified and non-qualified defined contribution plans maintained by, or covering employees of, the Bank as if he were 100% vested thereunder and had continued working for the Bank during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period and making the maximum amount of employee contributions, if any, required or permitted under such plan or plans, such present value to be determined on the basis of a discount rate, compounded using the compounding period that corresponds to the frequency with which employer contributions are made to the relevant plan, equal to the Applicable PBGC Rate;

     (vi) within 30 days following the Executive's termination of employment with the Bank, a lump sum payment in an amount equal to the payments that would have been made (without discounting for early payment) to the Executive under any cash bonus or long-term or short-term cash incentive compensation plan maintained by, or covering employees of, the Bank if he had continued working for the Bank during the Remaining Unexpired Employment Period and had earned the maximum bonus or incentive award in each calendar year that ends during the Remaining Unexpired Employment Period, such payments to be equal to the product of:

     (A) the maximum percentage rate at which an award was ever available to the Executive under such incentive compensation plan; multiplied by

     (B) the salary that would have been paid to the Executive during each such calendar year at the highest annual rate of salary achieved during the Employment Period.

     (vii) at the election of the Bank made within 30 days following the occurrence of the event described in section 9(a), upon the surrender of options or appreciation rights issued to the Executive under any stock option and appreciation rights plan or program maintained by, or covering employees of, the Bank, a lump sum payment in an amount equal to the product of:

     (A) the excess of (I) the fair market value of a share of stock of the same class as the stock subject to the option or appreciation right, determined as of the date of termination of employment, over (II) the exercise price per share for such option or appreciation right, as specified in or under the relevant plan or program; multiplied by

     (B) the number of shares with respect to which options or appreciation rights are being surrendered.

For purposes of this section 9(b)(vii), the Executive shall be deemed fully vested in all options and appreciation rights under any stock option or appreciation rights plan or program maintained by, or covering employees of, the Bank, even if he is not vested under the terms of such plan or program; and

     (viii) at the election of the Bank made within 30 days following the occurrence of the event described in section 9(a), upon the surrender of any shares awarded to the Executive under any restricted stock plan maintained by, or covering employees of, the Bank, a lump sum payment in an amount equal to the product of:

     (A) the fair market value of a share of stock of the same class of stock granted under such plan, determined as of the date of the Executive's termination of employment; multiplied by

     (B) the number of shares which are being surrendered.

For purposes of this section 9(b)(viii), the Executive shall be deemed fully vested in all shares awarded under any restricted stock plan maintained by, or covering employees of, the Bank, even if he is not vested under the terms of such plan.

The Bank and the Executive hereby stipulate that the damages which may be incurred by the Executive following any such termination of employment are not capable of accurate measurement as of the date first above written and that the payments and benefits contemplated by this section 9(b) constitute reasonable damages under the circumstances and shall be payable without any requirement of proof of actual damage and without regard to the Executive's efforts, if any, to mitigate damages. The Bank and the Executive further agree that the Bank may condition the payments and benefits (if any) due under sections 9(b)(iii), (iv), (v) and (vi) on the receipt of the Executive's resignation from any and all positions which he holds as an officer, director or committee member with respect to the Bank or any of its subsidiaries or affiliates.

SECTION 10.  TERMINATION WITHOUT ADDITIONAL BANK LIABILITY.

     In the event that the Executive's employment with the Bank shall terminate during the Employment Period on account of:

     (a) the discharge of the Executive for "cause," which, for purposes of this Agreement, shall mean a discharge because the Board determines that the
Executive: (i) has intentionally failed to perform his assigned duties under this Agreement (including, for these purposes, the Executive's inability to perform such duties as a result of drug or alcohol dependency); (ii) has intentionally engaged in dishonest or illegal conduct in connection with his performance of services for the Bank or has been convicted of a felony; (iii) has willfully violated, in any material respect, any law, rule, regulation, written agreement or final cease-and-desist order with respect to his performance of services for the Bank, as determined by the Board; or (iv) has intentionally breached the material terms of this Agreement;

     (b) the Executive's voluntary resignation from employment with the Bank for reasons other than those specified in section 9(a)(i); or

     (c) the death of the Executive while employed by the Bank, or the termination of the Executive's employment because of "total and permanent disability" within the meaning of the Company's or the Bank's long-term disability plan for employees; then the Bank shall have no further obligations under this Agreement, other than the payment to the Executive of his earned but unpaid salary as of the date of the termination of his employment and the provision of such other benefits, if any, to which he is entitled as a former employee under the Bank's employee benefit plans and programs and compensation plans and programs.

     For purposes of this section 10, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Bank. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the written advice of counsel for the Bank shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Bank. Prior to the date on which a Change in Control occurs, the cessation of employment of the Executive shall not be deemed to be for "cause" within the meaning of section 10(a) unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of three-fourths of the members of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in section 10(a) above, and specifying the particulars thereof in detail. On and after the date that a Change in Control occurs, a determination under this section 10 shall require the affirmative vote of at least three-fourths of the members of the Board acting in good faith, and such vote shall not be made prior to the expiration of a 60-day period following the date on which the Board shall, by written notice to the Executive, furnish to him a statement of its grounds for proposing to make such determination, during which period the Executive shall be afforded a reasonable opportunity to make oral and written presentations to the members of the Board, and to be represented by his legal counsel at such presentations to refute the grounds for the proposed determination.

SECTION 11.  TERMINATION UPON OR FOLLOWING A CHANGE IN CONTROL.

     (a) A Change in Control of the Bank ("Change in Control") shall be deemed to have occurred upon the happening of any of the following events:

     (i) approval by the shareholders of the Bank of a transaction that would result and does result in the reorganization, merger or consolidation of the Bank, respectively, with one or more other persons, other than a transaction following which:

     (A) at least 51% of the equity ownership interests of the entity resulting from such transaction are beneficially owned (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act")) in substantially the same relative proportions by persons who, immediately prior to such transaction, beneficially owned (within the meaning of Rule 13d-3 promulgated under the Exchange Act) at least 51% of the outstanding equity ownership interests in the Bank; and

     (B) at least 51% of the securities entitled to vote generally in the election of directors of the entity resulting from such transaction are beneficially owned (within the meaning of Rule 13d-3 promulgated under the Exchange Act) in substantially the same relative proportions by persons who, immediately prior to such transaction, beneficially owned (within the meaning of Rule 13d-3 promulgated under the Exchange Act) at least 51% of the securities entitled to vote generally in the election of directors of the Bank;

     (ii) the acquisition of all or substantially all of the assets of the Bank or beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of the outstanding securities of the Bank entitled to vote generally in the election of directors by any person or by any persons acting in concert, or approval by the shareholders of the Bank of any transaction which would result in such an acquisition;

     (iii) a complete liquidation or dissolution of the Bank, or approval by the shareholders of the Bank of a plan for such liquidation or dissolution;

     (iv) the occurrence of any event if, immediately following such event, at least 50% of the members of the Board do not belong to any of the following groups:

     (A) individuals who were members of the Board on the date of this Agreement; or

     (B) individuals who first became members of the Board after the date of this Agreement either:

     (1) upon election to serve as a member of the Board by affirmative vote of three-quarters of the members of such board, or of a nominating committee thereof, in office at the time of such first election; or

     (2) upon election by the shareholders of the Board to serve as a member of the Board, but only if nominated for election by affirmative vote of three-quarters of the members of the board of directors of the Board, or of a nominating committee thereof, in office at the time of such first nomination;

provided, however, that such individual's election or nomination did not result from an actual or threatened election contest (within the meaning of Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents (within the meaning of Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) other than by or on behalf of the Board of the Bank; or

     (v) any event which would be described in section 11(a)(i), (ii), (iii) or (iv) if the term "Company" were substituted for the term "Bank" therein and the term "Company Board" were substituted for the term "Board" therein.

In no event, however, shall a Change in Control be deemed to have occurred as a result of any acquisition of securities or assets of the Company, the Bank, or a subsidiary of either of them, by the Company, the Bank, or any subsidiary of either of them, or by any employee benefit plan maintained by any of them. For purposes of this section 11(a), the term "person" shall have the meaning assigned to it under sections 13(d)(3) or 14(d)(2) of the Exchange Act.

     (b) In the event that the Executive's employment with the Bank terminates within eighteen months following a Change in Control for any reason other than for "cause," as described in section 10, the Bank shall pay to the Executive, in addition to the amounts payable pursuant to section 9, a severance benefit in a lump sum payment, within 25 days after the later of the effective time of such Change in Control or his termination of employment, equal to the greater of (i) the sum of the amounts payable as salary pursuant to section 4 hereof during the Remaining Unexpired Employment Period and as additional cash compensation pursuant to the terms of section 9(b)(vi) hereof, or (ii) three times the annual average of the amount paid or payable to the Executive under section 4 of this Agreement or the corresponding section of any prior employment agreement with the Bank or its predecessor during the five preceding taxable years of the Executive (or during the entire period of the Executive's employment with the Bank or its predecessor if such period is less than five years). The Bank shall also continue to provide to the Executive and to his eligible dependents the benefits described in section 9(b)(iii) hereof for a period of at least 36 months following the later of the effective time of such Change in Control or his termination of employment.

SECTION 12.  TAX INDEMNIFICATION.

     (a) This section 12 shall apply if the Executive's employment is terminated upon or following (i) a Change in Control (as defined in section 11 of this Agreement); or (ii) a change "in the ownership or effective control" of the Company or the Bank or "in the ownership of a substantial portion of the assets" of the Company or the Bank within the meaning of section 280G of the Code. If this section 12 applies, then, if for any taxable year, the Executive shall be liable for the payment of an excise tax under section 4999 of the Code with respect to any payment in the nature of compensation made by the Bank or any direct or indirect subsidiary or affiliate of the Bank to (or for the benefit of) the Executive, the Bank shall pay to the Executive an amount equal to X determined under the following formula:

                       E x P
     X = ---------------------------------
         1 - [FI x (1-SLI)) + SLI + E + M]

where

     E = the rate at which the excise tax is assessed under section 4999 of the Code;

     P = the amount with respect to which such excise tax is assessed, determined without regard to this section 12;

     FI = the highest marginal rate of income tax applicable to the Executive under the Code for the taxable year in question;

     SLI = the sum of the highest marginal rates of income tax applicable to the Executive under all applicable state and local laws for the taxable year in question; and

     M = the highest marginal rate of Medicare tax applicable to the Executive under the Code for the taxable year in question.

With respect to any payment in the nature of compensation that is made to (or for the benefit of) the Executive under the terms of this Agreement, the Executive's employment agreement with the Company, or otherwise, and on which an excise tax under section 4999 of the Code will be assessed, the payment determined under this section 12(a) shall be made to the Executive on the earlier of (i) the date the Company, the Bank or any direct or indirect subsidiary or affiliate of the Company or the Bank is required to withhold such tax, or (ii) the date the tax is required to be paid by the Executive.

     (b) Notwithstanding anything in this section 12 to the contrary, in the event that the Executive's liability for the excise tax under section 4999 of the Code for a taxable year is subsequently determined to be different than the amount determined by the formula (X + P) x E, where X, P and E have the meanings provided in section 12(a), the Executive or the Bank, as the case may be, shall pay to the other party at the time that the amount of such excise tax is finally determined, an appropriate amount, plus interest, such that the payment made under section 12(a), when increased by the amount of the payment made to the Executive under this section 12(b) by the Bank, or when reduced by the amount of the payment made to the Bank under this section 12(b) by the Executive, equals the amount that should have properly been paid to the Executive under section 12(a). The interest paid under this section 12(b) shall be determined at the rate provided under section 1274(b)(2)(B) of the Code. To confirm that the proper amount, if any, was paid to the Executive under this section 12, the Executive shall furnish to the Bank a copy of each tax return which reflects a liability for an excise tax payment made by the Bank, at least 20 days before the date on which such return is required to be filed with the Internal Revenue Service.

SECTION 13.  COVENANT NOT TO COMPETE.

     The Executive hereby covenants and agrees that, in the event of his termination of employment with the Bank prior to the expiration of the Employment Period, for a period of one year following the date of his termination of employment with the Bank (or, if less, for the Remaining Unexpired Employment Period), he shall not, without the written consent of the Bank, become an officer, employee, consultant, director or trustee of any savings bank, savings and loan association, savings and loan holding company, bank or bank holding company, or any direct or indirect subsidiary or affiliate of any such entity, that entails working within any county in which the Bank maintains an office; provided, however, that this section 13 shall not apply if the Executive's employment is terminated for the reasons set forth in section 9(a).

SECTION 14.  CONFIDENTIALITY.

     Unless he obtains the prior written consent of the Bank, the Executive shall keep confidential and shall refrain from using for the benefit of himself, or any person or entity other than the Bank or any entity which is a subsidiary of the Bank or of which the Bank is a subsidiary, any material document or information obtained from the Bank, or from its parent or subsidiaries, in the course of his employment with any of them concerning their properties, operations or business (unless such document or information is readily ascertainable from public or published information or trade sources or has otherwise been made available to the public through no fault of his own) until the same ceases to be material (or becomes so ascertainable or available); provided, however, that nothing in this section 14 shall prevent the Executive, with or without the Bank's consent, from participating in or disclosing documents or information in connection with any judicial or administrative investigation, inquiry or proceeding to the extent that such participation or disclosure is required under applicable law.

SECTION 15.  SOLICITATION.

     The Executive hereby covenants and agrees that, for a period of one year following his termination of employment with the Bank, he shall not, without the written consent of the Bank, either directly or indirectly:

     (a) solicit, offer employment to, or take any other action intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any officer or employee of the Bank or any of its subsidiaries or affiliates to terminate his employment and accept employment or become affiliated with, or provide services for compensation in any capacity whatsoever to, any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 13;

     (b) provide any information, advice or recommendation with respect to any such officer or employee of any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 13, that is intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any officer or employee of the Bank or any of its subsidiaries or affiliates to terminate his employment and accept employment or become affiliated with, or provide services for compensation in any capacity whatsoever to, any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 13;

     (c) solicit, provide any information, advice or recommendation or take any other action intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any customer of the Bank to terminate an existing business or commercial relationship with the Bank.

SECTION 16.  NO EFFECT ON EMPLOYEE BENEFIT PLANS OR PROGRAMS.

     The termination of the Executive's employment during the term of this Agreement or thereafter, whether by the Bank or by the Executive, shall have no effect on the rights and obligations of the parties hereto under the Bank's qualified or non-qualified retirement, pension, savings, thrift, profit-sharing or stock bonus plans, group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance plans or such other employee benefit plans or programs, or compensation plans or programs, as may be maintained by, or cover employees of, the Bank from time to time; provided, however, that nothing in this Agreement shall be deemed to duplicate any compensation or benefits provided under any agreement, plan or program covering the Executive to which the Bank is a party and any duplicative amount payable under any such agreement, plan or program shall be applied as an offset to reduce the amounts otherwise payable hereunder.

SECTION 17.  SUCCESSORS AND ASSIGNS.

     This Agreement will inure to the benefit of and be binding upon the Executive, his legal representatives and testate or intestate distributees, and the Bank and its successors and assigns, including any successor by merger or consolidation or a statutory receiver or any other person or firm or corporation to which all or substantially all of the assets and business of the Bank may be sold or otherwise transferred. Failure of the Bank to obtain from any successor its express written assumption of the Bank's obligations hereunder at least 60 days in advance of the scheduled effective date of any such succession shall be deemed a material breach of this Agreement.

SECTION 18.  NOTICES.

     Any communication required or permitted to be given under this Agreement, including any notice, direction, designation, consent, instruction, objection or waiver, shall be in writing and shall be deemed to have been given at such time as it is delivered personally, or five days after mailing if mailed, postage prepaid, by registered or certified mail, return receipt requested, addressed to such party at the address listed below or at such other address as one such party may by written notice specify to the other party:

                  If to the Executive:

                  Harry L. Robinson
                  At the address last appearing
                  on the personnel records of
                  the Executive

                  If to the Bank:

                  Cohoes Savings Bank
                  75 Remsen Street
                  Cohoes, New York 12047
                  Attention: President

                  with a copy to:

                  Silver, Freedman & Taff, L.L.P.
                  1100 New York Avenue
                  Washington, D.C. 20005-3934

                  Attention: Robert L. Freedman, P.C.

SECTION 19.  INDEMNIFICATION FOR ATTORNEYS' FEES.

     (a) The Bank shall indemnify, hold harmless and defend the Executive against reasonable costs, including legal fees and expenses, incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved, as a result of his efforts, in good faith, to defend or enforce the terms of this Agreement. For purposes of this Agreement, any settlement agreement which provides for payment of any amounts in settlement of the Bank's obligations hereunder shall be conclusive evidence of the Executive's entitlement to indemnification hereunder, and any such indemnification payments shall be in addition to amounts payable pursuant to such settlement agreement, unless such settlement agreement expressly provides otherwise.

     (b) The Bank's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Bank may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement, and such amounts shall not be reduced whether or not the Executive obtains other employment. Unless it is determined that a claim made by the Executive was either frivolous or made in bad faith, the Bank agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of or in connection with his consultation with legal counsel or arising out of any action, suit, proceeding or contest (regardless of the outcome thereof) by the Bank, the Executive or others regarding the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in section 7872(f)(2)(A) of the Code. This section 19(b) shall apply whether such consultation, action, suit, proceeding or contest arises before, on, after or as a result of a Change in Control.

SECTION 20.  SEVERABILITY.

     A determination that any provision of this Agreement is invalid or unenforceable shall not affect the validity or enforceability of any other provision hereof.

SECTION 21.  WAIVER.

     Failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall not be deemed a waiver of such term, covenant, or condition. A waiver of any provision of this Agreement must be made in writing, designated as a waiver, and signed by the party against whom its enforcement is sought. Any waiver or relinquishment of any right or power hereunder at any one or more times shall not be deemed a waiver or relinquishment of such right or power at any other time or times.

SECTION 22.  COUNTERPARTS.

     This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same Agreement.

SECTION 23.  GOVERNING LAW.

     This Agreement shall be governed by and construed and enforced in accordance with the federal laws of the United States and, to the extent that federal law is inapplicable, in accordance with the laws of the State of New York applicable to contracts entered into and to be performed entirely within the State of New York.

SECTION 24.  HEADINGS AND CONSTRUCTION.

     The headings of sections in this Agreement are for convenience of reference only and are not intended to qualify the meaning of any section. Any reference to a section number shall refer to a section of this Agreement, unless otherwise stated.

SECTION 25.  ENTIRE AGREEMENT; MODIFICATIONS.

     This instrument contains the entire agreement of the parties relating to the subject matter hereof, and supersedes in its entirety any and all prior agreements, understandings or representations relating to the subject matter hereof. No modifications of this Agreement shall be valid unless made in writing and signed by the parties hereto.

SECTION 26.  NON-DUPLICATION.

     In the event that the Executive shall perform services for the Company or any other direct or indirect subsidiary or affiliate of the Bank, it is intended that any compensation or benefits provided to the Executive by such other employer shall not duplicate the compensation or benefits provided under this Agreement. The compensation and benefits payable under this Agreement shall be reduced to the extent necessary to effectuate this intention.

SECTION 27.  REQUIRED REGULATORY PROVISIONS.

     Notwithstanding anything herein contained to the contrary, any payments to the Executive by the Bank, whether pursuant to this Agreement or otherwise, are subject to and conditioned upon their compliance with section 18(k) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1828(k), and any regulations promulgated thereunder.

     IN WITNESS WHEREOF, the Bank has caused this Agreement to be executed and the Executive has hereunto set his hand, all as of the day and year first above written.


                                                    /s/ Harry L. Robinson
                                                    EXECUTIVE


ATTEST:                                             COHOES SAVINGS BANK

By /s/ Jacqueline E. Brennan                        By /s/ Richard A. Ahl
                                                    Name:  Richard A. Ahl
                                                     Its:  Executive VP, CFO
                                                           and Secretary

[Seal]

STATE OF NEW YORK                                                       )
                                                                        ) ss.:
                                            COUNTY OF Albany            )

     On this 6th day of January, 1999, before me personally came Harry L. Robinson, to me known, and known to me to be the individual described in the foregoing instrument, who, being by me duly sworn, did depose and say that he resides at the address set forth in said instrument, and that he signed his name to the foregoing instrument.

                                                    /s/ Jacqueline E. Brennan
                                                    Notary Public

My commission expires:

     1/31/2001

STATE OF NEW YORK
                                                                        )
                                                                        ) ss.:
                                            COUNTY OF Albany            )

     On this 6th day of January, 1999, before me personally came Richard A. Ahl, to me known who, being by me duly sworn, did depose and say that he is the Exec. VP, CFO & Sec. of Cohoes Savings Bank, the New York State chartered stock savings bank described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such seal; that it was so affixed by order of the Board of Directors of said corporation; and that he or she signed his name thereto by like order.

                                                    /s/ Jacqueline E. Brennan
                                                    Notary Public

My commission expires:

     1/31/2001

                                 EXHIBIT 10.2

          SCHEDULE OF EMPLOYMENT AGREEMENT WITH COHOES SAVINGS BANK

                                                                   EXHIBIT 10.2

          SCHEDULE OF EMPLOYMENT AGREEMENT WITH COHOES SAVINGS BANK

Cohoes Savings Bank has an employment agreement with another employee which is identical to the agreement included as Exhibit 10.1 except for the following differences:

Name of Employee                               Title of Employee

Richard A. Ahl                       Executive Vice President, Chief Financial
                                     Officer and Secretary

                                 EXHIBIT 10.3

    EMPLOYMENT AGREEMENT BETWEEN COHOES SAVINGS BANK AND ALBERT J. PICCHI

                             EMPLOYMENT AGREEMENT

     This EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of January 29, 1999 by and between Cohoes Savings Bank, a state-chartered savings bank organized and existing under the laws of the State of New York, the ("Bank"), and Albert J. Picchi (the "Executive").

                                 WITNESSETH:

     WHEREAS, the Executive currently serves as the Senior Vice President of the Bank, and effective as of the date of this Agreement, the Bank has converted from mutual to capital stock form and has become the wholly owned subsidiary of Cohoes Bancorp, Inc. (the "Company"); and

     WHEREAS, the Bank desires to assure for itself the continued availability of the Executive's services as provided in this Agreement; and

     WHEREAS, the Executive is willing to continue to serve the Bank on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and conditions hereinafter set forth, the Bank and the Executive hereby agree as follows:

SECTION 1.   EMPLOYMENT.

     The Bank agrees to continue to employ the Executive, and the Executive hereby agrees to such continued employment, during the period and upon the terms and conditions set forth in this Agreement.

SECTION 2.   EMPLOYMENT PERIOD; REMAINING UNEXPIRED EMPLOYMENT PERIOD.

     (a) The terms and conditions of this Agreement shall be and remain in effect during the period of employment established under this section 2 ("Employment Period"). The Employment Period shall be for an initial term of two years beginning on the date of this Agreement and ending on the second anniversary date of this Agreement, plus such extensions, if any, as are provided pursuant to section 2(b).

     (b) Except as provided in Section 2(c), beginning on the first anniversary of the date of this Agreement, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that neither the Executive nor the Bank has given notice to the other in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be extended further. For all purposes of this Agreement, the term "Remaining Unexpired Employment Period" as of any date shall mean the period beginning on such date and ending on the last day of the Employment Period taking into account any extensions under this section 2(b). Upon termination of the Executive's employment with the Bank for any reason whatsoever, any extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

     (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the Employment Period with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

SECTION 3.   DUTIES.

     The Executive shall serve as Senior Vice President of the Bank, having such power, authority and responsibility and performing such duties as are prescribed by or under the By-Laws of the Bank and as are customarily associated with such position. The Executive shall devote his full business time and attention (other than during weekends, holidays, approved vacation periods, and periods of illness or approved leaves of absence) to the business and affairs of the Bank and shall use his best efforts to advance the interests of the Bank.

SECTION 4.   CASH COMPENSATION.

     In consideration for the services to be rendered by the Executive hereunder, the Bank shall pay to him a salary equal to the base salary from the Bank in effect on the date of this Agreement. The Executive's salary shall be payable in approximately equal installments in accordance with the Bank's customary payroll practices for senior officers. The Board shall review the Executive's annual rate of salary at such times during the Employment Period as it deems appropriate, but not less frequently than once every twelve months, and may, in its discretion, approve an increase therein. In addition to salary, the Executive may receive other cash compensation from the Bank for services hereunder at such times, in such amounts and on such terms and conditions as the Board may determine from time to time.

SECTION 5.   EMPLOYEE BENEFIT PLANS AND PROGRAMS.

     During the Employment Period, the Executive shall be treated as an employee of the Bank and shall be entitled to participate in and receive benefits under any and all qualified or non-qualified retirement, pension, savings, profit-sharing or stock bonus plans, any and all group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance plans, and any other employee benefit and compensation plans (including, but not limited to, any incentive compensation plans or programs, stock option and appreciation rights plans and restricted stock plans) as may from time to time be maintained by, or cover employees of, the Bank, in accordance with the terms and conditions of such employee benefit plans and programs and compensation plans and programs and consistent with the Bank's customary practices. In addition, the Executive shall be entitled to receive such perquisites as are customary for an individual employed in the Executive's position in a firm of the size and nature of the Bank.

SECTION 6.   INDEMNIFICATION AND INSURANCE.

     (a) During the Employment Period and for a period of six years thereafter, the Bank shall cause the Executive to be covered by and named as an insured under any policy or contract of insurance obtained by it to insure its directors and officers against personal liability for acts or omissions in connection with service as an officer or director of the Bank or service in other capacities at the request of the Bank. The coverage provided to the Executive pursuant to this section 6 shall be of the same scope and on the same terms and conditions as the coverage (if any) provided to other officers or directors of the Bank.

     (b) To the maximum extent permitted under applicable law, during the Employment Period and for a period of six years thereafter, the Bank shall indemnify the Executive against and hold him harmless from any costs, liabilities, losses and exposures to the fullest extent and on the most favorable terms and conditions that similar indemnification is offered to any director or officer of the Bank or any subsidiary or affiliate thereof.

SECTION 7.   OUTSIDE ACTIVITIES.

     The Executive may serve as a member of the boards of directors of such business, community and charitable organizations as he may disclose to and as may be approved by the Board (which approval shall not be unreasonably withheld); provided, however, that such service shall not materially interfere with the performance of his duties under this Agreement. The Executive may also engage in personal business and investment activities which do not materially interfere with the performance of his duties hereunder; provided, however, that such activities are not prohibited under any code of conduct or investment or securities trading policy established by the Bank and generally applicable to all similarly situated Executives. If the Executive is discharged or suspended, or is subject to any regulatory prohibition or restriction with respect to participation in the affairs of the Company, he shall continue to perform services for the Bank in accordance with this Agreement but shall not directly or indirectly provide services to or participate in the affairs of the Company in a manner inconsistent with the terms of such discharge or suspension or any applicable regulatory order.

SECTION 8.   WORKING FACILITIES AND EXPENSES.

     The Executive's principal place of employment shall be at the Bank's executive offices located in Cohoes, New York, or at such other location within 50 miles of the address at which the Bank shall maintain its principal executive offices, or at such other location as the Bank and the Executive may mutually agree upon. The Bank shall provide the Executive at his principal place of employment with a private office, secretarial services and other support services and facilities suitable to his position with the Bank and necessary or appropriate in connection with the performance of his assigned duties under this Agreement. The Bank shall reimburse the Executive for his ordinary and necessary business expenses, including, without limitation, the Executive's travel and entertainment expenses incurred in connection with the performance of his duties under this Agreement, in each case upon presentation to the Bank of an itemized account of such expenses in such form as the Bank may reasonably require.

SECTION 9.   TERMINATION OF EMPLOYMENT WITH BENEFITS.

     (a) The Executive shall be entitled to the benefits described in section 9(b) in the event that:

     (i) his employment with the Bank terminates during the Employment Period as a result of the Executive's voluntary resignation within 90 days following:

     (A) the failure of the Board to appoint or re-appoint or elect or re-elect the Executive to the position with the Bank stated in section 3 of this Agreement (or a more senior office);

     (B) if the Executive is a member of the Board, the failure of the shareholders of the Bank to elect or re-elect the Executive to the Board or the failure of the Board (or the nominating committee thereof) to nominate the Executive for such election or re-election;

     (C) the expiration of a 30-day period following the date on which the Executive gives written notice to the Bank of its material failure, whether by amendment of the Bank's Restated Organization Certificate, the Bank's By-Laws, action of the Board or the Bank's shareholders or otherwise, to vest in the Executive the functions, duties, or responsibilities prescribed in section 3 of this Agreement, unless, during such 30-day period, the Bank cures such failure;

     (D) the expiration of a 30-day period following the date on which the Executive gives written notice to the Bank of its material breach of any term, condition or covenant contained in this Agreement (including, without limitation, any reduction of the Executive's rate of base salary in effect from time to time and any change in the terms and conditions of any compensation or benefit program in which the Executive participates which, either individually or together with other changes, has a material adverse effect on the aggregate value of his total compensation package), unless, during such 30-day period, the Bank cures such failure; or

     (E) a change in the Executive's principal place of employment for a distance in excess of 50 miles from the Bank's principal office in Cohoes, New York; or

     (F) the liquidation, dissolution, bankruptcy, or insolvency of the Bank, the Bank or any of their respective subsidiaries or affiliates; or

     (ii) the Executive's employment with the Bank is terminated by the Bank during the Employment Period for any reason other than for "cause," as provided in section 10(a).

     (b) Upon the occurrence of any of the events described in section 9(a) of this Agreement, the Bank shall pay and provide to the Executive (or, in the event of his death, to his estate):

     (i) his earned but unpaid salary (including, without limitation, all items which constitute wages under applicable law and the payment of which is not otherwise provided for in this section 9(b)) as of the date of the termination of his employment with the Bank, such payment to be made at the time and in the manner prescribed by law applicable to the payment of wages but in no event later than 30 days after termination of employment;

     (ii) the benefits, if any, to which he is entitled as a former employee under the employee benefit plans and programs and compensation plans and programs maintained for the benefit of the Bank's officers and employees;

     (iii) continued group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance benefits, in addition to that provided pursuant to section 9(b)(ii), and after taking into account the coverage provided by any subsequent employer, if and to the extent necessary to provide for the Executive, for the Remaining Unexpired Employment Period, coverage equivalent to the coverage to which he would have been entitled under such plans (as in effect on the date of his termination of employment), if he had continued working for the Bank during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period;

     (iv) within 30 days following the Executive's termination of employment with the Bank, a lump sum payment, in an amount equal to the present value of the salary (excluding any additional payments made to the Executive in lieu of the use of an automobile) that the Executive would have earned if he had continued working for the Bank during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period, where such present value is to be determined using a discount rate equal to the applicable short-term federal rate prescribed under section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"), compounded using the compounding periods corresponding to the Bank's regular payroll periods for its officers, such lump sum to be paid in lieu of all other payments of salary provided for under this Agreement in respect of the period following any such termination;

     (v) within 30 days following the Executive's termination of employment with the Bank, a lump sum payment in an amount equal to the present value of the additional employer contributions to which he would have been entitled under the Cohoes Savings Bank 401(k) Savings and Profit-Sharing Plan, the

Cohoes Savings Bank Employee Stock Ownership Plan (together with the defined contribution portion of the Benefit Restoration Plan of Cohoes Bancorp, Inc. or any other supplemental defined contribution plan) and any and all other qualified and non-qualified defined contribution plans maintained by, or covering employees of, the Bank as if he were 100% vested thereunder and had continued working for the Bank during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period and making the maximum amount of employee contributions, if any, required or permitted under such plan or plans, such present value to be determined on the basis of a discount rate, compounded using the compounding period that corresponds to the frequency with which employer contributions are made to the relevant plan, equal to the Applicable PBGC Rate;

     (vi) within 30 days following the Executive's termination of employment with the Bank, a lump sum payment in an amount equal to the payments that would have been made (without discounting for early payment) to the Executive under any cash bonus or long-term or short-term cash incentive compensation plan maintained by, or covering employees of, the Bank if he had continued working for the Bank during the Remaining Unexpired Employment Period and had earned the maximum bonus or incentive award in each calendar year that ends during the Remaining Unexpired Employment Period, such payments to be equal to the product of:

     (A) the maximum percentage rate at which an award was ever available to the Executive under such incentive compensation plan; multiplied by

     (B) the salary that would have been paid to the Executive during each such calendar year at the highest annual rate of salary achieved during the Employment Period.

     (vii) at the election of the Bank made within 30 days following the occurrence of the event described in section 9(a), upon the surrender of options or appreciation rights issued to the Executive under any stock option and appreciation rights plan or program maintained by, or covering employees of, the Bank, a lump sum payment in an amount equal to the product of:

     (A) the excess of (I) the fair market value of a share of stock of the same class as the stock subject to the option or appreciation right, determined as of the date of termination of employment, over (II) the exercise price per share for such option or appreciation right, as specified in or under the relevant plan or program; multiplied by

     (B) the number of shares with respect to which options or appreciation rights are being surrendered.

For purposes of this section 9(b)(vii), the Executive shall be deemed fully vested in all options and appreciation rights under any stock option or appreciation rights plan or program maintained by, or covering employees of, the Bank, even if he is not vested under the terms of such plan or program; and

     (viii) at the election of the Bank made within 30 days following the occurrence of the event described in section 9(a), upon the surrender of any shares awarded to the Executive under any restricted stock plan maintained by, or covering employees of, the Bank, a lump sum payment in an amount equal to the product of:

     (A) the fair market value of a share of stock of the same class of stock granted under such plan, determined as of the date of the Executive's termination of employment; multiplied by

     (B) the number of shares which are being surrendered.

For purposes of this section 9(b)(viii), the Executive shall be deemed fully vested in all shares awarded under any restricted stock plan maintained by, or covering employees of, the Bank, even if he is not vested under the terms of such plan.

The Bank and the Executive hereby stipulate that the damages which may be incurred by the Executive following any such termination of employment are not capable of accurate measurement as of the date first above written and that the payments and benefits contemplated by this section 9(b) constitute reasonable damages under the circumstances and shall be payable without any requirement of proof of actual damage and without regard to the Executive's efforts, if any, to mitigate damages. The Bank and the Executive further agree that the Bank may condition the payments and benefits (if any) due under sections 9(b)(iii), (iv), (v) and (vi) on the receipt of the Executive's resignation from any and all positions which he holds as an officer, director or committee member with respect to the Bank or any of its subsidiaries or affiliates.

SECTION 10.  TERMINATION WITHOUT ADDITIONAL BANK LIABILITY.

     In the event that the Executive's employment with the Bank shall terminate during the Employment Period on account of:

     (a) the discharge of the Executive for "cause," which, for purposes of this Agreement, shall mean a discharge because the Board determines that the
Executive: (i) has intentionally failed to perform his assigned duties under this Agreement (including, for these purposes, the Executive's inability to perform such duties as a result of drug or alcohol dependency); (ii) has intentionally engaged in dishonest or illegal conduct in connection with his performance of services for the Bank or has been convicted of a felony; (iii) has willfully violated, in any material respect, any law, rule, regulation, written agreement or final cease-and-desist order with respect to his performance of services for the Bank, as determined by the Board; or (iv) has intentionally breached the material terms of this Agreement;

     (b) the Executive's voluntary resignation from employment with the Bank for reasons other than those specified in section 9(a)(i); or

     (c) the death of the Executive while employed by the Bank, or the termination of the Executive's employment because of "total and permanent disability" within the meaning of the Bank's long-term disability plan for employees; then the Bank shall have no further obligations under this Agreement, other than the payment to the Executive of his earned but unpaid salary as of the date of the termination of his employment and the provision of such other benefits, if any, to which he is entitled as a former employee under the Bank's employee benefit plans and programs and compensation plans and programs.

     For purposes of this section 10, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Bank. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the written advice of counsel for the Bank shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Bank. The cessation of employment of the Executive shall not be deemed to be for "cause" within the meaning of section 10(a) unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of three-fourths of the members of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in section 10(a) above, and specifying the particulars thereof in detail.

SECTION 11.  COVENANT NOT TO COMPETE.

     The Executive hereby covenants and agrees that, in the event of his termination of employment with the Bank prior to the expiration of the Employment Period, for a period of one year following the date of his termination of employment with the Bank (or, if less, for the Remaining Unexpired Employment Period), he shall not, without the written consent of the Bank, become an officer, employee, consultant, director or trustee of any savings bank, savings and loan association, savings and loan holding company, bank or bank holding company, or any direct or indirect subsidiary or affiliate of any such entity, that entails working within any county in which the Bank maintains an office; provided, however, that this section 11 shall not apply if the Executive's employment is terminated for the reasons set forth in section 9(a).

SECTION 12.  CONFIDENTIALITY.

     Unless he obtains the prior written consent of the Bank, the Executive shall keep confidential and shall refrain from using for the benefit of himself, or any person or entity other than the Bank or any entity which is a subsidiary of the Bank or of which the Bank is a subsidiary, any material document or information obtained from the Bank, or from its parent or subsidiaries, in the course of his employment with any of them concerning their properties, operations or business (unless such document or information is readily ascertainable from public or published information or trade sources or has otherwise been made available to the public through no fault of his own) until the same ceases to be material (or becomes so ascertainable or available); provided, however, that nothing in this section 12 shall prevent the Executive, with or without the Bank's consent, from participating in or disclosing documents or information in connection with any judicial or administrative investigation, inquiry or proceeding to the extent that such participation or disclosure is required under applicable law.

SECTION 13.  SOLICITATION.

     The Executive hereby covenants and agrees that, for a period of one year following his termination of employment with the Bank, he shall not, without the written consent of the Bank, either directly or indirectly:

     (a) solicit, offer employment to, or take any other action intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any officer or employee of the Bank or any of its subsidiaries or affiliates to terminate his employment and accept employment or become affiliated with, or provide services for compensation in any capacity whatsoever to, any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 11;

     (b) provide any information, advice or recommendation with respect to any such officer or employee of any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 11, that is intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any officer or employee of the Bank or any of its subsidiaries or affiliates to terminate his employment and accept employment or become affiliated with, or provide services for compensation in any capacity whatsoever to, any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 11;

     (c) solicit, provide any information, advice or recommendation or take any other action intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any customer of the Bank to terminate an existing business or commercial relationship with the Bank.

SECTION 14.  NO EFFECT ON EMPLOYEE BENEFIT PLANS OR PROGRAMS.

     The termination of the Executive's employment during the term of this Agreement or thereafter, whether by the Bank or by the Executive, shall have no effect on the rights and obligations of the parties hereto under the Bank's qualified or non-qualified retirement, pension, savings, thrift, profit-sharing or stock bonus plans, group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance plans or such other employee benefit plans or programs, or compensation plans or programs, as may be maintained by, or cover employees of, the Bank from time to time; provided, however, that nothing in this Agreement shall be deemed to duplicate any compensation or benefits provided under any agreement, plan or program covering the Executive to which the Bank is a party and any duplicative amount payable under any such agreement, plan or program shall be applied as an offset to reduce the amounts otherwise payable hereunder.

SECTION 15.  SUCCESSORS AND ASSIGNS.

     This Agreement will inure to the benefit of and be binding upon the Executive, his legal representatives and testate or intestate distributees, and the Bank and its successors and assigns, including any successor by merger or consolidation or a statutory receiver or any other person or firm or corporation to which all or substantially all of the assets and business of the Bank may be sold or otherwise transferred. Failure of the Bank to obtain from any successor its express written assumption of the Bank's obligations hereunder at least 60 days in advance of the scheduled effective date of any such succession shall be deemed a material breach of this Agreement.

SECTION 16.  NOTICES.

     Any communication required or permitted to be given under this Agreement, including any notice, direction, designation, consent, instruction, objection or waiver, shall be in writing and shall be deemed to have been given at such time as it is delivered personally, or five days after mailing if mailed, postage prepaid, by registered or certified mail, return receipt requested, addressed to such party at the address listed below or at such other address as one such party may by written notice specify to the other party:

                  If to the Executive:

                  Albert J. Picchi
                  At the address last appearing
                  on the personnel records of
                  the Executive

                  If to the Bank:

                  75 Remsen Street
                  Cohoes, New York 12047
                  Attention: President

                  with a copy to:

                  Silver, Freedman & Taff, L.L.P.
                  1100 New York Avenue
                  Washington, D.C. 20005-3934
                  Attention: Robert L. Freedman, P.C.

SECTION 17.  INDEMNIFICATION FOR ATTORNEYS' FEES.

     (a) The Bank shall indemnify, hold harmless and defend the Executive against reasonable costs, including legal fees and expenses, incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved, as a result of his efforts, in good faith, to defend or enforce the terms of this Agreement. For purposes of this Agreement, any settlement agreement which provides for payment of any amounts in settlement of the Bank's obligations hereunder shall be conclusive evidence of the Executive's entitlement to indemnification hereunder, and any such indemnification payments shall be in addition to amounts payable pursuant to such settlement agreement, unless such settlement agreement expressly provides otherwise.

     (b) The Bank's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Bank may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement, and such amounts shall not be reduced whether or not the Executive obtains other employment. Unless it is determined that a claim made by the Executive was either frivolous or made in bad faith, the Bank agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of or in connection with his consultation with legal counsel or arising out of any action, suit, proceeding or contest (regardless of the outcome thereof) by the Bank, the Executive or others regarding the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in section 7872(f)(2)(A) of the Code.

SECTION 18.  SEVERABILITY.

     A determination that any provision of this Agreement is invalid or unenforceable shall not affect the validity or enforceability of any other provision hereof.

SECTION 19.  WAIVER.

     Failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall not be deemed a waiver of such term, covenant, or condition. A waiver of any provision of this Agreement must be made in writing, designated as a waiver, and signed by the party against whom its enforcement is sought. Any waiver or relinquishment of any right or power hereunder at any one or more times shall not be deemed a waiver or relinquishment of such right or power at any other time or times.

SECTION 20.  COUNTERPARTS.

     This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same Agreement.

SECTION 21.  GOVERNING LAW.

     This Agreement shall be governed by and construed and enforced in accordance with the federal laws of the United States and, to the extent that federal law is inapplicable, in accordance with the laws of the State of New York applicable to contracts entered into and to be performed entirely within the State of New York.

SECTION 22.  HEADINGS AND CONSTRUCTION.

     The headings of sections in this Agreement are for convenience of reference only and are not intended to qualify the meaning of any section. Any reference to a section number shall refer to a section of this Agreement, unless otherwise stated.

SECTION 23.  ENTIRE AGREEMENT; MODIFICATIONS.

     This instrument contains the entire agreement of the parties relating to the subject matter hereof, and supersedes in its entirety any and all prior agreements, understandings or representations relating to the subject matter hereof. No modifications of this Agreement shall be valid unless made in writing and signed by the parties hereto.

SECTION 24.  NON-DUPLICATION.

     In the event that the Executive shall perform services for the Company or any other direct or indirect subsidiary or affiliate of the Bank, it is intended that any compensation or benefits provided to the Executive by such other employer shall not duplicate the compensation or benefits provided under this Agreement. The compensation and benefits payable under this Agreement shall be reduced to the extent necessary to effectuate this intention.

SECTION 25.  REQUIRED REGULATORY PROVISIONS.

     Notwithstanding anything herein contained to the contrary, any payments to the Executive by the Bank, whether pursuant to this Agreement or otherwise, are subject to and conditioned upon their compliance with section 18(k) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1828(k), and any regulations promulgated thereunder.

     IN WITNESS WHEREOF, the Bank has caused this Agreement to be executed and the Executive has hereunto set his hand, all as of the day and year first above written.


                                                  /s/ Albert J. Picchi
                                                  EXECUTIVE   Albert J. Picchi


ATTEST:                                           COHOES SAVINGS BANK

By /s/ Jacqueline E. Brennan                       By /s/ Harry L. Robinson
                                                          Harry L. Robinson
                                                   President & CEO

-------------------
[Seal]

STATE OF NEW YORK                                                        )
                                                                         ) ss.:
COUNTY OF Albany                                                         )

     On this 29th day of January, 1999, before me personally came Albert J. Picchi, to me known, and known to me to be the individual described in the foregoing instrument, who, being by me duly sworn, did depose and say that he resides at the address set forth in said instrument, and that he signed his name to the foregoing instrument.

                                                     /s/ Jacqueline E. Brennan
                                                     Notary Public

My commission expires:

     1/31/2001

STATE OF NEW YORK                                                        )
                                                                         ) ss.:
COUNTY OF Albany                                                         )

     On this 29th day of January, 1999, before me personally came Harry L. Robinson, to me known, who, being by me duly sworn, did depose and say that he is the President & CEO of Cohoes Savings Bank, the New York State chartered stock savings bank described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such seal; that it was so affixed by order of the Board of Directors of said corporation; and that he or she signed his name thereto by like order.

                                                      /s/ Jacqueline E. Brennan
                                                      Notary Public

My commission expires:

     1/31/2001

                                 EXHIBIT 10.4

   EMPLOYMENT AGREEMENT BETWEEN COHOES BANCORP, INC. AND HARRY L. ROBINSON

                             EMPLOYMENT AGREEMENT

     This EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of January 6, 1999 by and between Cohoes Bancorp, Inc., a business corporation organized and existing under the laws of the State of Delaware (the "Company"), and Harry L. Robinson (the "Executive").

                                 WITNESSETH:

     WHEREAS, the Executive currently serves as the President and Chief Executive Officer of the Company and as the President and Chief Executive Officer of Cohoes Savings Bank (the "Bank"), and effective as of the date of this Agreement, the Bank has converted from mutual to capital stock form and has become the wholly owned subsidiary of the Company; and

     WHEREAS, the Company desires to assure for itself the continued availability of the Executive's services as provided in this Agreement, and the Board of Directors of the Company (the "Board") recognizes the need for the Executive to be able to perform such services with a minimum of personal distraction in the event of a pending or threatened Change in Control (as hereinafter defined); and

     WHEREAS, the Executive is willing to continue to serve the Company on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises and the mutual covenants and conditions hereinafter set forth, the Company and the Executive hereby agree as follows:

SECTION 1.   EMPLOYMENT.

     The Company agrees to continue to employ the Executive, and the Executive hereby agrees to such continued employment, during the period and upon the terms and conditions set forth in this Agreement.

SECTION 2.   EMPLOYMENT PERIOD; REMAINING UNEXPIRED EMPLOYMENT PERIOD.

     (a) The terms and conditions of this Agreement shall be and remain in effect during the period of employment established under this section 2 ("Employment Period"). The Employment Period shall be for an initial term of three years beginning on the date of this Agreement and ending on the third anniversary date of this Agreement (each, an "Anniversary Date"), plus such extensions, if any, as are provided pursuant to section 2(b).

     (b) Except as provided in section 2(c), beginning on the date of this Agreement, the Employment Period shall automatically be extended for one additional day each day, unless either the Company or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the Employment Period shall end on the third anniversary of the date on which such written notice is given. For all purposes of this Agreement, the term "Remaining Unexpired Employment Period" as of any date shall mean the period beginning on such date and ending on the last day of the Employment Period taking into account any extensions under this section 2(b). Upon termination of the Executive's employment with the Company for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

     (c) Nothing in this Agreement shall be deemed to prohibit the Company at any time from terminating the Executive's employment during the Employment Period with or without notice for any reason; provided, however, that the relative rights and obligations of the Company and the Executive in the event of any such termination shall be determined under this Agreement.

SECTION 3.   DUTIES.

     The Executive shall serve as the President and Chief Executive Officer of the Company, having such power, authority and responsibility and performing such duties as are prescribed by or under the By-Laws of the Company and as are customarily associated with such position. The Executive shall devote his full business time and attention as he has customarily done to the business and affairs of the Company and shall use his best efforts to advance the interests of the Company.

SECTION 4.   CASH COMPENSATION.

     In consideration for the services to be rendered by the Executive hereunder, the Company shall pay to him a salary equal to the base salary from the Company and the Bank in effect on the date of this Agreement, less the amount of base salary actually paid to the Executive by the Bank during the Employment Period. The Executive's salary shall be payable in approximately equal installments in accordance with the Company's customary payroll practices for senior officers. The Board shall review the Executive's annual rate of salary at such times during the Employment Period as it deems appropriate, but not less frequently than once every twelve months, and may, in its discretion, approve an increase therein. In addition to salary, the Executive may receive other cash compensation from the Company for services hereunder at such times, in such amounts and on such terms and conditions as the Board may determine from time to time.

SECTION 5.   EMPLOYEE BENEFIT PLANS AND PROGRAMS.

     During the Employment Period, the Executive shall be treated as an employee of the Company and shall be entitled to participate in and receive benefits under any and all qualified or non-qualified retirement, pension, savings, profit-sharing or stock bonus plans, any and all group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance plans, and any other employee benefit and compensation plans (including, but not limited to, any incentive compensation plans or programs, stock option and appreciation rights plans and restricted stock plans) as may from time to time be maintained by, or cover employees of, the Company, in accordance with the terms and conditions of such employee benefit plans and programs and compensation plans and programs and consistent with the Company's customary practices.

SECTION 6.   INDEMNIFICATION AND INSURANCE.

     (a) During the Employment Period and for a period of six years thereafter, the Company shall cause the Executive to be covered by and named as an insured under any policy or contract of insurance obtained by it to insure its directors and officers against personal liability for acts or omissions in connection with service as an officer or director of the Company or service in other capacities at the request of the Company. The coverage provided to the Executive pursuant to this section 6 shall be of the same scope and on the same terms and conditions as the coverage (if any) provided to other officers or directors of the Company.

     (b) To the maximum extent permitted under applicable law, during the Employment Period and for a period of six years thereafter, the Company shall indemnify the Executive against and hold him harmless from any costs, liabilities, losses and exposures to the fullest extent and on the most favorable terms and conditions that similar indemnification is offered to any director or officer of the Company or any subsidiary or affiliate thereof.

SECTION 7.   OUTSIDE ACTIVITIES.

     The Executive may serve as a member of the boards of directors of such business, community and charitable organizations as he may disclose to and as may be approved by the Board (which approval shall not be unreasonably withheld); provided, however, that such service shall not materially interfere with the performance of his duties under this Agreement. The Executive may also engage in personal business and investment activities which do not materially interfere with the performance of his duties hereunder; provided, however, that such activities are not prohibited under any code of conduct or investment or securities trading policy established by the Company and generally applicable to all similarly situated Executives. The Executive may also serve as an officer or director of the Bank on such terms and conditions as the Company and the Bank may mutually agree upon, and such service shall not be deemed to materially interfere with the Executive's performance of his duties hereunder or otherwise result in a material breach of this Agreement. If the Executive is discharged or suspended, or is subject to any regulatory prohibition or restriction with respect to participation in the affairs of the Bank, he shall continue to perform services for the Company in accordance with this Agreement but shall not directly or indirectly provide services to or participate in the affairs of the Bank in a manner inconsistent with the terms of such discharge or suspension or any applicable regulatory order.

SECTION 8.   WORKING FACILITIES AND EXPENSES.

     The Executive's principal place of employment shall be at the Company's executive offices located in Cohoes, New York, or at such other location within 50 miles of the address at which the Company shall maintain its principal executive offices, or at such other location as the Company and the Executive may mutually agree upon. The Company shall provide the Executive at his principal place of employment with a private office, secretarial services and other support services and facilities suitable to his position with the Company and necessary or appropriate in connection with the performance of his assigned duties under this Agreement. The Company shall reimburse the Executive for his ordinary and necessary business expenses, including, without limitation, the Executive's travel and entertainment expenses incurred in connection with the performance of his duties under this Agreement, in each case upon presentation to the Company of an itemized account of such expenses in such form as the Company may reasonably require.

SECTION 9.   TERMINATION OF EMPLOYMENT WITH BENEFITS.

     (a) The Executive shall be entitled to the benefits described in section 9(b) in the event that:

     (i) his employment with the Company terminates during the Employment Period as a result of the Executive's voluntary resignation within 90 days following:

     (A) the failure of the Board to appoint or re-appoint or elect or re-elect the Executive to the position with the Company stated in section 3 of this Agreement (or a more senior office);

     (B) if the Executive is a member of the Board, the failure of the shareholders of the Company to elect or re-elect the Executive to the Board or the failure of the Board (or the nominating committee thereof) to nominate the Executive for such election or re-election;

     (C) the expiration of a 30-day period following the date on which the Executive gives written notice to the Company of its material failure, whether by amendment of the Company's Certificate of Incorporation, the Company's By-Laws, action of the Board or the Company's shareholders or otherwise, to vest in the Executive the functions, duties, or responsibilities prescribed in section 3 of this Agreement, unless, during such 30-day period, the Company cures such failure;

     (D) the expiration of a 30-day period following the date on which the Executive gives written notice to the Company of its material breach of any term, condition or covenant contained in this Agreement (including, without limitation, any reduction of the Executive's rate of base salary in effect from time to time and any change in the terms and conditions of any compensation or benefit program in which the Executive participates which, either individually or together with other changes, has a material adverse effect on the aggregate value of his total compensation package), unless, during such 30-day period, the Company cures such failure; or

     (E) a change in the Executive's principal place of employment for a distance in excess of 50 miles from the Company's principal office in Cohoes, New York; or

     (F) the liquidation, dissolution, bankruptcy, or insolvency of the Company, the Bank or any of their respective subsidiaries or affiliates; or

     (ii) the Executive's employment with the Company is terminated by the Company during the Employment Period for any reason other than for "cause," as provided in section 10(a).

     (b) Upon the occurrence of any of the events described in section 9(a) of this Agreement, the Company shall pay and provide to the Executive (or, in the event of his death, to his estate):

     (i) his earned but unpaid salary (including, without limitation, all items which constitute wages under applicable law and the payment of which is not otherwise provided for in this section 9(b)) as of the date of the termination of his employment with the Company, such payment to be made at the time and in the manner prescribed by law applicable to the payment of wages but in no event later than 30 days after termination of employment;

     (ii) the benefits, if any, to which he is entitled as a former employee under the employee benefit plans and programs and compensation plans and programs maintained for the benefit of the Company's officers and employees;

     (iii) continued group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance benefits, in addition to that provided pursuant to section 9(b)(ii), and after taking into account the coverage provided by any subsequent employer, if and to the extent necessary to provide for the Executive, for the Remaining Unexpired Employment Period, coverage equivalent to the coverage to which he would have been entitled under such plans (as in effect on the date of his termination of employment, or, if his termination of employment occurs after a Change in Control, on the date of such Change in Control, whichever benefits are greater), if he had continued working for the Company during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period;

     (iv) within 30 days following the Executive's termination of employment with the Company, a lump sum payment, in an amount equal to the present value of the salary (excluding any additional payments made to the Executive in lieu of the use of an automobile) that the Executive would have earned if he had continued working for the Company during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period, where such present value is to be determined using a discount rate equal to the applicable short-term federal rate prescribed under section 1274(d) of the Internal Revenue Code of 1986, as amended (the

"Code"), compounded using the compounding periods corresponding to the Company's regular payroll periods for its officers, such lump sum to be paid in lieu of all other payments of salary provided for under this Agreement in respect of the period following any such termination;

     (v) within 30 days following the Executive's termination of employment with the Company, a lump sum payment in an amount equal to the present value of the additional employer contributions to which he would have been entitled under the Cohoes Savings Bank 401(k) Savings and Profit-Sharing Plan, the Cohoes Bancorp, Inc. Employee Stock Ownership Plan (together with the defined contribution portion of the Benefit Restoration Plan of Cohoes Bancorp, Inc., or any other supplemental defined contribution plan) and any and all other qualified and non-qualified defined contribution plans maintained by, or covering employees of, the Company as if he were 100% vested thereunder and had continued working for the Company during the Remaining Unexpired Employment Period at the highest annual rate of salary achieved during the Employment Period and making the maximum amount of employee contributions, if any, required or permitted under such plan or plans, such present value to be determined on the basis of a discount rate, compounded using the compounding period that corresponds to the frequency with which employer contributions are made to the relevant plan, equal to the Applicable PBGC Rate;

     (vi) within 30 days following the Executive's termination of employment with the Company, a lump sum payment in an amount equal to the payments that would have been made (without discounting for early payment) to the Executive under any cash bonus or long-term or short-term cash incentive compensation plan maintained by, or covering employees of, the Company if he had continued working for the Company during the Remaining Unexpired Employment Period and had earned the maximum bonus or incentive award in each calendar year that ends during the Remaining Unexpired Employment Period, such payments to be equal to the product of:

     (A) the maximum percentage rate at which an award was ever available to the Executive under such incentive compensation plan; multiplied by

     (B) the salary that would have been paid to the Executive during each such calendar year at the highest annual rate of salary achieved during the Employment Period.

     (vii) at the election of the Company made within 30 days following the occurrence of the event described in section 9(a), upon the surrender of options or appreciation rights issued to the Executive under any stock option and appreciation rights plan or program maintained by, or covering employees of, the Company, a lump sum payment in an amount equal to the product of:

     (A) the excess of (I) the fair market value of a share of stock of the same class as the stock subject to the option or appreciation right, determined as of the date of termination of employment, over (II) the exercise price per share for such option or appreciation right, as specified in or under the relevant plan or program; multiplied by

     (B) the number of shares with respect to which options or appreciation rights are being surrendered.

For purposes of this section 9(b)(vii), the Executive shall be deemed fully vested in all options and appreciation rights under any stock option or appreciation rights plan or program maintained by, or covering employees of, the Company, even if he is not vested under the terms of such plan or program; and

     (viii) at the election of the Company made within 30 days following the occurrence of the event described in section 9(a), upon the surrender of any shares awarded to the Executive under any restricted stock plan maintained by, or covering employees of, the Company, a lump sum payment in an amount equal to the product of:

     (A) the fair market value of a share of stock of the same class of stock granted under such plan, determined as of the date of the Executive's termination of employment; multiplied by

     (B) the number of shares which are being surrendered.

For purposes of this section 9(b)(viii), the Executive shall be deemed fully vested in all shares awarded under any restricted stock plan maintained by, or covering employees of, the Company, even if he is not vested under the terms of such plan.

The Company and the Executive hereby stipulate that the damages which may be incurred by the Executive following any such termination of employment are not capable of accurate measurement as of the date first above written and that the payments and benefits contemplated by this section 9(b) constitute reasonable damages under the circumstances and shall be payable without any requirement of proof of actual damage and without regard to the Executive's efforts, if any, to mitigate damages. The Company and the Executive further agree that the Company may condition the payments and benefits (if any) due under sections 9(b)(iii), (iv), (v) and (vi) on the receipt of the Executive's resignation from any and all positions which he holds as an officer, director or committee member with respect to the Company or any of its subsidiaries or affiliates.

SECTION 10.  TERMINATION WITHOUT ADDITIONAL COMPANY LIABILITY.

     In the event that the Executive's employment with the Company shall terminate during the Employment Period on account of:

     (a) the discharge of the Executive for "cause," which, for purposes of this Agreement, shall mean a discharge because the Board determines that the
Executive: (i) has intentionally failed to perform his assigned duties under this Agreement (including, for these purposes, the Executive's inability to perform such duties as a result of drug or alcohol dependency); (ii) has intentionally engaged in dishonest or illegal conduct in connection with his performance of services for the Company or has been convicted of a felony;

(iii) has willfully violated, in any material respect, any law, rule, regulation, written agreement or final cease-and-desist order with respect to his performance of services for the Company, as determined by the Board; or
(iv) has intentionally breached the material terms of this Agreement;

     (b) the Executive's voluntary resignation from employment with the Company for reasons other than those specified in section 9(a)(i); or

     (c) the death of the Executive while employed by the Company, or the termination of the Executive's employment because of "total and permanent disability" within the meaning of the Company's or the Bank's long-term disability plan for employees; then the Company shall have no further obligations under this Agreement, other than the payment to the Executive of his earned but unpaid salary as of the date of the termination of his employment and the provision of such other benefits, if any, to which he is entitled as a former employee under the Company's employee benefit plans and programs and compensation plans and programs.

     For purposes of this section 10, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the written advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. Prior to the date on which a Change in Control occurs, the cessation of employment of the Executive shall not be deemed to be for "cause" within the meaning of section 10(a) unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of three-fourths of the members of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in section 10(a) above, and specifying the particulars thereof in detail. On and after the date that a Change in Control occurs, a determination under this section 10 shall require the affirmative vote of at least three-fourths of the members of the Board acting in good faith, and such vote shall not be made prior to the expiration of a 60-day period following the date on which the Board shall, by written notice to the Executive, furnish to him a statement of its grounds for proposing to make such determination, during which period the Executive shall be afforded a reasonable opportunity to make oral and written presentations to the members of the Board, and to be represented by his legal counsel at such presentations to refute the grounds for the proposed determination;

SECTION 11.  TERMINATION UPON OR FOLLOWING A CHANGE IN CONTROL.

     (a) A Change in Control of the Company ("Change in Control") shall be deemed to have occurred upon the happening of any of the following events:

     (i) approval by the shareholders of the Company of a transaction that would result and does result in the reorganization, merger or consolidation of the Company, respectively, with one or more other persons, other than a transaction following which:

     (A) at least 51% of the equity ownership interests of the entity resulting from such transaction are beneficially owned (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act")) in substantially the same relative proportions by persons who, immediately prior to such transaction, beneficially owned (within the meaning of Rule 13d-3 promulgated under the Exchange Act) at least 51% of the outstanding equity ownership interests in the Company; and

     (B) at least 51% of the securities entitled to vote generally in the election of directors of the entity resulting from such transaction are beneficially owned (within the meaning of Rule 13d-3 promulgated under the Exchange Act) in substantially the same relative proportions by persons who, immediately prior to such transaction, beneficially owned (within the meaning of Rule 13d-3 promulgated under the Exchange Act) at least 51% of the securities entitled to vote generally in the election of directors of the Company;

     (ii) the acquisition of all or substantially all of the assets of the Company or beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of the outstanding securities of the Company entitled to vote generally in the election of directors by any person or by any persons acting in concert, or approval by the shareholders of the Company of any transaction which would result in such an acquisition;

     (iii) a complete liquidation or dissolution of the Company, or approval by the shareholders of the Company of a plan for such liquidation or dissolution;

     (iv) the occurrence of any event if, immediately following such event, at least 50% of the members of the Board do not belong to any of the following groups:

     (A) individuals who were members of the Board on the date of this Agreement; or

     (B) individuals who first became members of the Board after the date of this Agreement either:

     (1) upon election to serve as a member of the Board by affirmative vote of three-quarters of the members of such board, or of a nominating committee thereof, in office at the time of such first election; or

     (2) upon election by the shareholders of the Board to serve as a member of the Board, but only if nominated for election by affirmative vote of three-quarters of the members of the board of directors of the Board, or of a nominating committee thereof, in office at the time of such first nomination;

provided, however, that such individual's election or nomination did not result from an actual or threatened election contest (within the meaning of Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents (within the meaning of Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) other than by or on behalf of the Board of the Company; or

     (v) any event which would be described in section 11(a)(i), (ii), (iii) or (iv) if the term "Bank" were substituted for the term "Company" therein and the term "Bank Board" were substituted for the term "Board" therein.

In no event, however, shall a Change in Control be deemed to have occurred as a result of any acquisition of securities or assets of the Company, the Bank, or a subsidiary of either of them, by the Company, the Bank, or any subsidiary of either of them, or by any employee benefit plan maintained by any of them. For purposes of this section 11(a), the term "person" shall have the meaning assigned to it under sections 13(d)(3) or 14(d)(2) of the Exchange Act.

     (b) In the event that the Executive's employment with the Company terminates within eighteen months following a Change in Control for any reason other than for "cause," as described in section 10, the Company shall pay to the Executive, in addition to the amounts payable pursuant to section 9, a severance benefit in a lump sum payment, within 25 days after the later of the effective time of such Change in Control or his termination of employment, equal to the greater of (i) the sum of the amounts payable as salary pursuant to section 4 hereof during the Remaining Unexpired Employment Period and as additional cash compensation pursuant to the terms of section 9(b)(vi) hereof, or (ii) three times the annual average of the amount paid or payable to the Executive under section 4 of this Agreement or the corresponding section of any prior employment agreement with the Company or its predecessor during the five preceding taxable years of the Executive (or during the entire period of the Executive's employment with the Company or its predecessor if such period is less than five years). The Company shall also continue to provide to the Executive and to his eligible dependents the benefits described in section 9(b)(iii) hereof for a period of at least 36 months following the later of the effective time of such Change in Control or his termination of employment. In addition, the Company will guarantee the payment of the severance benefit provided pursuant to section 11(b) of the Executive's employment agreement with the Bank.

SECTION 12.  TAX INDEMNIFICATION.

     (a) This section 12 shall apply if the Executive's employment is terminated upon or following (i) a Change in Control (as defined in section 11 of this Agreement); or (ii) a change "in the ownership or effective control" of the Company or the Bank or "in the ownership of a substantial portion of the assets" of the Company or the Bank within the meaning of section 280G of the Code. If this section 12 applies, then, if for any taxable year, the Executive shall be liable for the payment of an excise tax under section 4999 of the Code with respect to any payment in the nature of compensation made by the Company or any direct or indirect subsidiary or affiliate of the Company to (or for the benefit of) the Executive, the Company shall pay to the Executive an amount equal to X determined under the following formula:

                       E x P
     X = ---------------------------------
         1 - [FI x (1-SLI)) + SLI + E + M]

where

     E = the rate at which the excise tax is assessed under section 4999 of the Code;

     P = the amount with respect to which such excise tax is assessed, determined without regard to this section 12;

     FI = the highest marginal rate of income tax applicable to the Executive under the Code for the taxable year in question;

     SLI = the sum of the highest marginal rates of income tax applicable to the Executive under all applicable state and local laws for the taxable year in question; and

     M = the highest marginal rate of Medicare tax applicable to the Executive under the Code for the taxable year in question.

The Company will guarantee the payment of the tax indemnification provided pursuant to section 12(a) of the Executive's employment agreement with the Bank. With respect to any payment in the nature of compensation that is made to (or for the benefit of) the Executive under the terms of this Agreement, the Executive's employment agreement with the Bank, or otherwise, and on which an excise tax under section 4999 of the Code will be assessed, the payment determined under this section 12(a) shall be made to the Executive on the earlier of (i) the date the Company, the Bank or any direct or indirect subsidiary or affiliate of the Company or the Bank is required to withhold such tax, or (ii) the date the tax is required to be paid by the Executive.

     (b) Notwithstanding anything in this section 12 to the contrary, in the event that the Executive's liability for the excise tax under section 4999 of the Code for a taxable year is subsequently determined to be different than the amount determined by the formula (X + P) x E, where X, P and E have the meanings provided in section 12(a), the Executive or the Company, as the case may be, shall pay to the other party at the time that the amount of such excise tax is finally determined, an appropriate amount, plus interest, such that the payment made under section 12(a), when increased by the amount of the payment made to the Executive under this section 12(b) by the Company, or when reduced by the amount of the payment made to the Company under this section 12(b) by the Executive, equals the amount that should have properly been paid to the Executive under section 12(a). The interest paid under this section 12(b) shall be determined at the rate provided under section 1274(b)(2)(B) of the Code. To confirm that the proper amount, if any, was paid to the Executive under this section 12, the Executive shall furnish to the Company a copy of each tax return which reflects a liability for an excise tax payment made by the Company, at least 20 days before the date on which such return is required to be filed with the Internal Revenue Service.

SECTION 13.  COVENANT NOT TO COMPETE.

     The Executive hereby covenants and agrees that, in the event of his termination of employment with the Company prior to the expiration of the Employment Period, for a period of one year following the date of his termination of employment with the Company (or, if less, for the Remaining Unexpired Employment Period), he shall not, without the written consent of the Company, become an officer, employee, consultant, director or trustee of any savings bank, savings and loan association, savings and loan holding company, bank or bank holding company, or any direct or indirect subsidiary or affiliate of any such entity, that entails working within any county in which the Company maintains an office; provided, however, that this section 13 shall not apply if the Executive's employment is terminated for the reasons set forth in section 9(a).

SECTION 14.  CONFIDENTIALITY.

     Unless he obtains the prior written consent of the Company, the Executive shall keep confidential and shall refrain from using for the benefit of himself, or any person or entity other than the Company or any entity which is a subsidiary of the Company or of which the Company is a subsidiary, any material document or information obtained from the Company, or from its parent or subsidiaries, in the course of his employment with any of them concerning their properties, operations or business (unless such document or information is readily ascertainable from public or published information or trade sources or has otherwise been made available to the public through no fault of his own) until the same ceases to be material (or becomes so ascertainable or available); provided, however, that nothing in this section 14 shall prevent the Executive, with or without the Company's consent, from participating in or disclosing documents or information in connection with any judicial or administrative investigation, inquiry or proceeding to the extent that such participation or disclosure is required under applicable law.

SECTION 15.  SOLICITATION.

     The Executive hereby covenants and agrees that, for a period of one year following his termination of employment with the Company, he shall not, without the written consent of the Company, either directly or indirectly:

     (a) solicit, offer employment to, or take any other action intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any officer or employee of the Company or any of its subsidiaries or affiliates to terminate his employment and accept employment or become affiliated with, or provide services for compensation in any capacity whatsoever to, any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 13;

     (b) provide any information, advice or recommendation with respect to any such officer or employee of any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 13, that is intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any officer or employee of the Company or any of its subsidiaries or affiliates to terminate his employment and accept employment or become affiliated with, or provide services for compensation in any capacity whatsoever to, any savings bank, savings and loan association, bank, bank holding company, savings and loan holding company, or other institution engaged in the business of accepting deposits, making loans or doing business within the counties specified in section 13;

     (c) solicit, provide any information, advice or recommendation or take any other action intended, or that a reasonable person acting in like circumstances would expect, to have the effect of causing any customer of the Company to terminate an existing business or commercial relationship with the Company.

SECTION 16.  NO EFFECT ON EMPLOYEE BENEFIT PLANS OR PROGRAMS.

     The termination of the Executive's employment during the term of this Agreement or thereafter, whether by the Company or by the Executive, shall have no effect on the rights and obligations of the parties hereto under the Company's qualified or non-qualified retirement, pension, savings, thrift, profit-sharing or stock bonus plans, group life, health (including hospitalization, medical and major medical), dental, accident and long term disability insurance plans or such other employee benefit plans or programs, or compensation plans or programs, as may be maintained by, or cover employees of, the Company from time to time; provided, however, that nothing in this Agreement shall be deemed to duplicate any compensation or benefits provided under any agreement, plan or program covering the Executive to which the Company is a party and any duplicative amount payable under any such agreement, plan or program shall be applied as an offset to reduce the amounts otherwise payable hereunder.

SECTION 17.  SUCCESSORS AND ASSIGNS.

     This Agreement will inure to the benefit of and be binding upon the Executive, his legal representatives and testate or intestate distributees, and the Company and its successors and assigns, including any successor by merger or consolidation or a statutory receiver or any other person or firm or corporation to which all or substantially all of the assets and business of the Company may be sold or otherwise transferred. Failure of the Company to obtain from any successor its express written assumption of the Company's obligations hereunder at least 60 days in advance of the scheduled effective date of any such succession shall be deemed a material breach of this Agreement.

SECTION 18.  NOTICES.

     Any communication required or permitted to be given under this Agreement, including any notice, direction, designation, consent, instruction, objection or waiver, shall be in writing and shall be deemed to have been given at such time as it is delivered personally, or five days after mailing if mailed, postage prepaid, by registered or certified mail, return receipt requested, addressed to such party at the address listed below or at such other address as one such party may by written notice specify to the other party:

                  If to the Executive:

                  Harry L. Robinson
                  At the address last appearing
                  on the personnel records of
                  the Executive

                  If to the Company:

                  Cohoes Bancorp, Inc.
                  75 Remsen Street
                  Cohoes, New York 12047
                  Attention: President

                  with a copy to:

                  Silver, Freedman & Taff, L.L.P.
                  1100 New York Avenue
                  Washington, D.C. 20005-3934

                  Attention: Robert L. Freedman, P.C.

SECTION 19.  INDEMNIFICATION FOR ATTORNEYS' FEES.

     (a) The Company shall indemnify, hold harmless and defend the Executive against reasonable costs, including legal fees and expenses, incurred by him in connection with or arising out of any action, suit or proceeding in which he may be involved, as a result of his efforts, in good faith, to defend or enforce the terms of this Agreement. For purposes of this Agreement, any settlement agreement which provides for payment of any amounts in settlement of the Company's obligations hereunder shall be conclusive evidence of the Executive's entitlement to indemnification hereunder, and any such indemnification payments shall be in addition to amounts payable pursuant to such settlement agreement, unless such settlement agreement expressly provides otherwise.

     (b) The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement, and such amounts shall not be reduced whether or not the Executive obtains other employment. Unless it is determined that a claim made by the Executive was either frivolous or made in bad faith, the Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of or in connection with his consultation with legal counsel or arising out of any action, suit, proceeding or contest (regardless of the outcome thereof) by the Company, the Executive or others regarding the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in section 7872(f)(2)(A) of the Code. This section 19(b) shall apply whether such consultation, action, suit, proceeding or contest arises before, on, after or as a result of a Change in Control.

SECTION 20.  SEVERABILITY.

     A determination that any provision of this Agreement is invalid or unenforceable shall not affect the validity or enforceability of any other provision hereof.

SECTION 21.  WAIVER.

     Failure to insist upon strict compliance with any of the terms, covenants or conditions hereof shall not be deemed a waiver of such term, covenant, or condition. A waiver of any provision of this Agreement must be made in writing, designated as a waiver, and signed by the party against whom its enforcement is sought. Any waiver or relinquishment of any right or power hereunder at any one or more times shall not be deemed a waiver or relinquishment of such right or power at any other time or times.

SECTION 22.  COUNTERPARTS.

     This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same Agreement.

SECTION 23.  GOVERNING LAW.

     This Agreement shall be governed by and construed and enforced in accordance with the federal laws of the United States and, to the extent that federal law is inapplicable, in accordance with the laws of the State of New York applicable to contracts entered into and to be performed entirely within the State of New York.

SECTION 24.  HEADINGS AND CONSTRUCTION.

     The headings of sections in this Agreement are for convenience of reference only and are not intended to qualify the meaning of any section. Any reference to a section number shall refer to a section of this Agreement, unless otherwise stated.

SECTION 25.  ENTIRE AGREEMENT; MODIFICATIONS.

     This instrument contains the entire agreement of the parties relating to the subject matter hereof, and supersedes in its entirety any and all prior agreements, understandings or representations relating to the subject matter hereof. No modifications of this Agreement shall be valid unless made in writing and signed by the parties hereto.

SECTION 26.  NON-DUPLICATION.

     In the event that the Executive shall perform services for the Bank or any other direct or indirect subsidiary or affiliate of the Company, it is intended that any compensation or benefits provided to the Executive by such other employer shall not duplicate the compensation or benefits provided under this Agreement. The compensation and benefits payable under this Agreement shall be reduced to the extent necessary to effectuate this intention.

SECTION 27.  REQUIRED REGULATORY PROVISIONS.

     Notwithstanding anything herein contained to the contrary, any payments to the Executive by the Company, whether pursuant to this Agreement or otherwise, are subject to and conditioned upon their compliance with section 18(k) of the Federal Deposit Insurance Act, 12 U.S.C. Section 1828(k), and any regulations promulgated thereunder.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and the Executive has hereunto set his hand, all as of the day and year first above written.


                                            /s/ Harry L. Robinson
                                            EXECUTIVE


ATTEST:                                     COHOES BANCORP, INC.

By /s/  Jacqueline E. Brennan               By /s/ Richard A. Ahl
   ____________________________                Name: Richard A. Ahl
   ____________________________                 Its: Executive VP, CFO and
                                                     Secretary

[Seal]

STATE OF NEW YORK                                                        )
                                                                         ) ss.:
                              COUNTY OF Albany                           )

     On this 6th day of January, 1999, before me personally came Harry L. Robinson, to me known, and known to me to be the individual described in the foregoing instrument, who, being by me duly sworn, did depose and say that he resides at the address set forth in said instrument, and that he signed his name to the foregoing instrument.

                                                     /s/ Jacqueline E. Brennan
                                                     Notary Public

My commission expires:

     1/31/2001

STATE OF NEW YORK                                                        )
                                                                         ) ss.:
                              COUNTY OF Albany                           )

                  On this 6th day of January, 1999, before me personally came Richard A. Ahl, to me known, who, being by me duly sworn, did depose and say that he is the Exec. VP, CFO & Sec. of Cohoes Bancorp, Inc., the Delaware corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such seal; that it was so affixed by order of the Board of Directors of said corporation; and that he or she signed his name thereto by like order.

                                                      /s/ Jacqueline E. Brennan
                                                      Notary Public

My commission expires:

     1/31/2001

                                 EXHIBIT 10.5

          SCHEDULE OF EMPLOYMENT AGREEMENT WITH COHOES BANCORP, INC.

                                                                EXHIBIT 10.5

          SCHEDULE OF EMPLOYMENT AGREEMENT WITH COHOES BANCORP, INC.

Cohoes Bancorp, Inc. has an employment agreement with another employee which is identical to the agreement included as Exhibit 10.4 except for the following differences:

Name of Employee                               Title of Employee

Richard A. Ahl                       Executive Vice President, Chief Financial
                                     Officer and Secretary

                                 EXHIBIT 10.6

    CHANGE-IN-CONTROL SEVERANCE AGREEMENT BETWEEN COHOES SAVINGS BANK AND
                             JOHANNA O. ROBBINS

                    CHANGE IN CONTROL SEVERANCE AGREEMENT

     THIS CHANGE IN CONTROL SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 4th day of February, 1999 (the "Commencement Date"), by and between COHOES SAVINGS BANK (which, together with any successor thereto which executes and delivers the assumption agreement provided for in
Section 5(a) hereof or which otherwise becomes bound by all of the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Bank"), and Johanna O. Robbins (the "Executive").

     WHEREAS, the Executive is currently serving as Treasurer; and

     WHEREAS, the Board of Directors of the Bank (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control of the Bank or of its holding company, Cohoes Bancorp, Inc. (the "Company"), may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Bank, the Company and its stockholders; and

     WHEREAS, the Board believes it is in the best interests of the Bank to enter into this Agreement with the Executive in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Executive to the Executive's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Company and/or the Bank, although no such change is now contemplated; and

     WHEREAS, the Board has approved and authorized the execution of this Agreement with the Executive;

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

     1. Certain Definitions.

     (a) The term "Change in Control" means (i) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Company, any Consolidated Subsidiaries (as hereinafter defined), any person (as hereinabove defined) acting on behalf of the Company as underwriter pursuant to an offering who is temporarily holding securities in connection with such offering, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities; (ii) individuals who are members of the Board on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Company's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Company's then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction having a similar effect).

     (b) The term "Commencement Date" means January 5, 1999.

     (c) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank, including but not limited to the Company.

     (d) The term "Date of Termination" means the date specified in the Notice of Termination (which, in the case of a Termination for Cause shall not be less than 30 days from the date such Notice of Termination is given, and in the case of a termination for Good Reason shall not be less than 15 nor more than 60 days from the date such Notice of Termination is given); provided, however, that if within 15 days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, then the Date of Termination shall be the date on which the dispute is finally determined, whether by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected); and provided, further, that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Bank will continue to pay the Executive the Executive's full salary at the rate in effect when the notice giving rise to the dispute was given and continue the Executive as a participant in all benefit and fringe benefit plans in which the Executive was participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with this
Section 1(d).

     (e) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination given by the Executive in respect thereof:

     (i) a requirement that the Executive be based at any location not within 50 miles of Cohoes, New York, or that she substantially increase her travel on Company or Bank business;

     (ii) a material demotion of the Executive;

     (iii) a material reduction in the number or seniority of personnel reporting to the Executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which such personnel are to report to the Executive, other than as part of a Company-wide or Bank-wide reduction in staff;

     (iv) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Company or the Bank;

     (v) a material and extended increase in the required hours of work or the workload of the Executive;

     (vi) the failure of the Bank to obtain a satisfactory agreement from any successor to assume the obligations and liabilities under this Agreement, as contemplated in Section 5(a) hereof; or

     (vii) any purported termination of the Executive's employment that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 4 hereof (and, if applicable, the requirements of Section 1(g) hereof), which purported termination shall not be effective for purposes of this Agreement.

     (f) The term "Notice of Termination" means a notice of termination of the Executive's employment pursuant to Section 7 of this Agreement.

     (g) The term "Termination for Cause" means termination of the employment of the Employee because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. No act or failure to act by the Executive shall be considered intentional unless the Executive acted or failed to act with an absence of good faith and without a reasonable belief that her action or failure to act was in the best interest of the Bank. Notwithstanding the foregoing, no Termination for Cause shall be deemed to have occurred unless and until there shall have been delivered to the Executive a copy of a resolution, duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board duly called and held for such purpose (after reasonable notice to the Executive and an opportunity for the Executive, together with the Executive's counsel, to be heard before the Board), stating that in the good faith opinion of the Board the Executive has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

     2. Term.

     (a) The term of this Agreement shall be a period of one year commencing on the Commencement Date, subject to extension or earlier termination as provided herein.

     (b) Except as provided in section 2(c), beginning on the date of this Agreement, the term of this Agreement shall automatically be extended for one additional day each day, unless either the Bank or the Executive elects not to extend the Agreement further by giving written notice thereof to the other party, in which case the term of this Agreement shall end on the one anniversary of the date on which such written notice is given. Upon termination of the Executive's employment with the Bank for any reason whatsoever, any daily extensions provided pursuant to this section 2(b), if not theretofore discontinued, shall automatically cease.

     (c) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3. Severance Benefits.

     (a) In the event that the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate her employment for Good Reason, within 12 months following a Change in Control, the Bank shall (i) pay the Executive her salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given, at the time such payments are due; (ii) continue to pay, for a period of 12 months following the Date of Termination, for the life, health and disability coverage that is in effect with respect to the Executive and her eligible dependents at the time the Notice of Termination is given; and (iii) pay to the Executive in a lump sum in cash, within 25 days after the later of the date of such Change in Control or the Date of Termination, an amount equal to 100% of the Executive's "base amount" as determined under Section 280G of the Code, less the aggregate present value of the payments or benefits, if any, in the nature of compensation for the benefit of the Executive, arising under any other plans or arrangements (i.e., not this Agreement) between the Company or any of the Consolidated Subsidiaries and the Executive, which constitute "parachute payments" under Section 280G of the Code.

     While it is not contemplated that the Executive will receive any amounts or benefits that will constitute "excess parachute payments" under Section 280G of the Code, in the event that any payments or benefits provided or to be provided to the Executive pursuant to this Agreement, in combination with payments or benefits, if any, from other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries, constitute "excess parachute payments" under Section 280G of the Code that are subject to the excise tax under Section 4999 of the Code, the Bank shall pay to the

Executive in cash an additional amount equal to the amount of the Gross Up Payment (as hereinafter defined). The "Gross Up Payment" shall be the amount needed to ensure that the amount of such payments and the value of such benefits received by the Executive (net of such excise tax and any federal, state and local tax on the Bank's payment to her attributable to such excise tax) equals the amount of such payments and value of such benefits as she would receive in the absence of such excise tax and any federal, state and local tax on the Bank's payment to her attributable to such excise tax. The Bank shall pay the Gross Up Payment within 30 days after the Date of Termination. For purposes of determining the amount of the Gross Up Payment, the value of any non-cash benefits and deferred payments or benefits shall be determined by the Bank's independent auditors in accordance with the principles of Section 280G(d)(3) and (4) of the Code. In the event that, after the Gross Up Payment is made, the amount of the excise tax is determined to be less than the amount calculated in the determination of the actual Gross Up Payment made by the Bank, the Executive shall repay to the Bank, at the time that such reduction in the amount of excise tax is finally determined, the portion of the Gross Up Payment attributable to such reduction, plus interest on the amount of such repayment at the applicable federal rate under Section 1274 of the Code from the date of the Gross Up Payment to the date of the repayment. The amount of the reduction of the Gross Up Payment shall reflect any subsequent reduction in excise taxes resulting from such repayment. In the event that, after the Gross Up Payment is made, the amount of the excise tax is determined to exceed the amount anticipated at the time the Gross Up Payment was made, the Bank shall pay to the Executive, in immediately available funds, at the time that such additional amount of excise tax is finally determined, an additional payment ("Additional Gross Up Payment") equal to such additional amount of excise tax and any federal, state and local taxes thereon, plus all interest and penalties, if any, owed by the Executive with respect to such additional amount of excise and other tax. The Bank shall have the right to challenge, on the Executive's behalf, any excise tax assessment against her as to which the Executive is entitled to (or would be entitled if such assessment is finally determined to be proper) a Gross Up Payment or Additional Gross Up Payment, provided that all costs and expenses incurred in such a challenge shall be borne by the Bank and the Bank shall indemnify the Executive and hold her harmless, on an after-tax basis, from any excise or other tax (including interest and penalties with respect thereto) imposed as a result of such payment of costs and expenses by the Bank.

     (b) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Executive as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise. This Agreement shall not be construed as providing the Executive any right to be retained in the employ of the Bank or any affiliate of the Bank.

     4. Notice of Termination. In the event that the Bank desires to terminate the employment of the Executive during the term of this Agreement, the Bank shall deliver to the Executive a written notice of termination, stating (i) whether su ch termination constitutes Termination for Cause, and, if so, setting forth in reasonable detail the facts and circumstances that are the basis for the Termination for Cause, and (ii) specifying the Date of Termination. In the event that the Executive desires to terminate her employment and determines in good faith that she has experienced Good Reason to terminate her employment, she shall send a written notice to the Bank stating the circumstances that constitute Good Reason and the Date of Termination.

     The Executive's right to terminate her employment for Good Reason shall not be affected by the Executive's incapacity due to physical or mental illness. The Executive's continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason under this Agreement.

     5. No Assignments.

     (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place. Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Executive to compensation and benefits from the Bank in the same amount and on the same terms that she would be entitled to hereunder if she terminated her employment for Good Reason, in addition to any payments and benefits to which the Executive is entitled under Section 3 hereof. For purposes of implementing the provisions of this Section 5(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

     (b) This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. In the event of the death of the Executive, unless otherwise provided herein, all amounts payable hereunder shall be paid to the Executive's devisee, legatee, or other designee or, if there be no such designee, to the Executive's estate.

     6. Deferred Payments. If following a termination of the Executive, the aggregate payments to be made by the Bank under this Agreement and all other plans or arrangements maintained by the Company or any of the Consolidated Subsidiaries would exceed the limitation on deductible compensation contained in Section 162(m) of the Code in any calendar year, any such amounts in excess of such limitation shall be mandatorily deferred with interest thereon at 7.0% per annum to a calendar year such that the amount to be paid to the Executive in such calendar year, including deferred amounts, does not exceed such limitation.

     7. Delivery of Notices. For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, addressed as follows:

            If to the Executive:               Johanna O. Robbins
                                               At the address last appearing
                                               on the personnel records of
                                               the Executive

            If to the Bank:                    Cohoes Savings Bank
                                               75 Remsen Street
                                               Cohoes, New York 12047
                                               Attention: Secretary
or to such other address as such party may have furnished to the other in writing in accordance herewith, except that a notice of change of address shall be effective only upon receipt.

     8. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     9. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     10. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     11. Governing Law. This Agreement shall be governed by the laws of the State of New York to the extent that federal law does not govern.

     12. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 100 miles of such Executive's job location with the Bank, in accordance with the rules of the American Arbitration Association then in effect; provided, however, that the Executive shall be entitled to seek specific performance of her rights under Section 1(d) during the pendency of any dispute or controversy arising under or in connection with this Agreement. Judgment may be entered on the arbitrators' award in any court having jurisdiction.

     13. Reimbursement of Expenses. In the event any dispute shall arise between the Executive and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action taken by the Executive to enforce the terms of this Section 13, or in defending against any action taken by the Bank, the Bank shall reimburse the Executive for all costs and expenses incurred by the Executive, including reasonable attorney's fees, arising from such dispute, proceedings or actions, unless a court of competent jurisdiction renders a final and nonappealable judgment against the Executive as to the matter in dispute. Reimbursement of the Executive's expenses shall be paid within ten days of the Executive furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Executive.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.



Attest:                                              Cohoes Savings Bank

/s/ Jacqueline E. Brennan                            /s/ Harry L. Robinson
_________________________                            By: Harry L. Robinson
_________________________                            Its: President & CEO

                                                     EXECUTIVE

                                                     /s/ Johanna O. Robbins
                                                         Johanna O. Robbins

                                 EXHIBIT 10.7

 SCHEDULE OF CHANGE-IN-CONTROL SEVERANCE AGREEMENTS WITH COHOES SAVINGS BANK

                                                                  EXHIBIT 10.7

 SCHEDULE OF CHANGE-IN-CONTROL SEVERANCE AGREEMENTS WITH COHOES SAVINGS BANK

Cohoes Savings Bank has change-in-control severance agreements with additional employees which are identical to the agreement included as Exhibit
10.6 except for the following differences:

Name of Employee                                Title of Employee

Tammy L. Kimble                      Director of Human Resources
John G. Sturn                        Vice President, Director of Retail Banking
Kathleen Kelleher                    Operations Officer
Lisa A. Malone                       Directing of Lending

                                  EXHIBIT 13

                        ANNUAL REPORT TO STOCKHOLDERS

                       THE POWER OF COMMUNITY BANKING

                            COHOES BANCORP, INC.
                             Annual Report 1999

Almost 150 years ago, a community bank was founded in Cohoes, New York at the confluence of the Hudson and Mohawk Rivers, not far from Cohoes Falls, that natural wonder that, when unleashed, thunders with energy and resilience.

     Today, 20 branches later, Cohoes Savings Bank, a wholly owned subsidiary of Cohoes Bancorp, Inc., is a community bank with a threefold purpose: (1) to offer innovative products and courteous service; (2) to be a true neighbor to the communities we service; (3) to increase shareholder value by responsible and vigorous growth.

     This is the power of community banking: that we can provide resources for others so that we may all prosper.

Contents

Financial Highlights.........................................................1

Letter to Shareholders.......................................................2

New Locations and Businesses.................................................4

Cohoes Savings Foundation....................................................6

School Banking Club..........................................................8

Commercial Lending..........................................................10

New Products and Services...................................................12

Financial Section...........................................................13

Corporate Information.......................................................56

Board of Directors/Officers..................................Inside back cover

                                   Cover:
                 Our main headquarters is situated near the
                 base of Cohoes Falls. We see them every day
                  and cannot help but be inspired by their
                                  majesty.


                            FINANCIAL HIGHLIGHTS

                                                                                    At June 30,
                                                           1999        1998        1997        1996        1995

Selected Consolidated Financial Data:                                             (In Thousands)
  Total assets                                             $650,470    $535,716    $491,700    $463,363    $459,336
  Cash and cash equivalents                                  11,114      14,229      16,664       8,900      15,179
  Loans, net                                                521,005     412,759     398,530     393,970     379,088
  Investment securities                                      54,455      45,424      25,273      25,969      40,052
  Securities available-for-sale                              44,742      48,720      35,475      20,886      10,433
  Deposits                                                  446,123     449,541     429,390     404,539     398,963
  Borrowings                                                 49,045      19,897          --       2,116       6,117
  Stockholders' equity                                      139,430      53,282      49,092      44,290      40,130
  Real estate owned                                             724         509       1,874         421         396
  Nonperforming loans                                         4,993       5,649       6,688       7,793       5,063


                                                                        For the Fiscal Year Ended June 30,
                                                               1999        1998        1997        1996        1995

Selected Operating Data:                                                      (Dollars in Thousands)
  Interest income                                          $ 43,038    $ 38,423    $ 36,285    $ 35,383    $ 32,100
  Interest expense                                           20,334      19,262      17,821      18,164      15,405

    Net interest income                                      22,704      19,161      18,464      17,219      16,695
  Provision for loan losses                                   1,235       1,400       1,325         490         330

    Net interest income after
      provision for loan losses                              21,469      17,761      17,139      16,729      16,365
  Noninterest income                                          2,916       2,743       2,790       2,467       2,191
  Noninterest expense                                        20,443      13,767      12,314      11,919      12,152

  Income before income taxes                                  3,942       6,737       7,615       7,277       6,404
  Income taxes                                                1,511       2,650       2,972       2,882       2,565

    Net income                                             $  2,431    $  4,087    $  4,643    $  4,395    $  3,839


Selected Operating Ratios and Other Data:
Performance Ratios:
  Yield on average interest-earning assets                     7.42%       7.96%       8.04%       7.98%       7.76%
  Rate paid on average interest-bearing liabilities            4.06%       4.33%       4.27%       4.42%       3.99%
  Net interest rate spread                                     3.36%       3.63%       3.77%       3.56%       3.77%
  Net interest income after provision for
    loan losses to noninterest expense                       105.02%     129.01%     139.18%     140.36%     134.67%
  Noninterest expense as a percent of average assets           3.40%       2.75%       2.62%       2.59%       2.82%
  Return on average assets                                     0.40%       0.82%       0.99%       0.95%       0.89%
  Return on average equity                                     2.53%       7.88%       9.87%      10.28%       9.95%
  Ratio of average equity to average assets                   15.95%      10.35%      10.03%       9.28%       8.95%
  Efficiency ratio                                            79.79%      62.85%      57.94%      60.55%      64.34%


Asset Quality Ratios:
  Nonperforming loans as a percent of total loans              0.95%       1.36%       1.66%       1.96%       1.32%
  Nonperforming assets as a percent of total assets            0.88%       1.15%       1.74%       1.77%       1.19%
  Allowance for loan losses as a percent of
    total loans                                                0.77%       0.85%       0.77%       0.82%       0.82%
  Allowance for loan losses as a percent of
    nonperforming loans                                       80.62%      62.54%      46.43%      41.69%      61.88%
  Net loans charged-off to average loans                       0.16%       0.24%       0.37%       0.10%       0.06%

                           LETTER TO SHAREHOLDERS

     It was a pivotal year in our history as we converted from a mutual savings bank to a public company.

     Book value rose to $14.62 a share with earnings per share for our fourth quarter up to 19 cents a share.

Dear Fellow Shareholders:

     With almost 150 years of history behind it, Cohoes Savings Bank has a rich past, replete with successful tales of growth and service. This past year, however, was a true milestone, one not likely to be equaled for some time. For this year, in December of 1998, Cohoes Savings Bank went public. And in our conversion from a mutual savings bank to a public company, we are as vigorous as ever and happy that new challenges lie ahead as we continue to satisfy all our constituents: loyal customers; neighbors and neighborhoods; and our shareholders. All of you have shown great faith in us and we are more than ready to meet--better yet, exceed--your highest expectations.

Growing a Business

     In this fiscal year ended June 1999, we did in fact exceed our own expectations. Operating income increased to $5.4 million, a $1.3 million, 31.7%, increase over the previous year. Total assets increased 21.4% to $650.5 million, through strong growth in the loan portfolio following the conversion. Our net loan growth of 26.2% for the fiscal year was heavily influenced by dramatic growth in residential mortgages and prudent commercial real estate and business lending.

     It was with an unwavering focus on quality, that we accomplished tremendous loan growth. Non-performing loans as a percentage of total loans declined to 0.95% compared with 1.36% the previous year, while the allowance for loan losses increased 13.9% to $4.0 million.

     Net income declined 40.5% to $2.4 million, which was due to a one time contribution made to establish the Cohoes Savings Foundation, a charitable entity which will permit an independent means of funding community causes. The Foundation was funded with authorized but unissued shares of the Company's common stock. Net income was also affected by a one-time charge to earnings, arising from the termination of the purchase of another bank. Since the conversion, quarterly earnings have been strong and in line with our excellent historical earnings growth.

     The Board of Directors, management, and staff are focused on increasing shareholder value. After the completion of the conversion, we implemented a plan to increase earnings and enhance the value of our franchise. We initiated a policy of paying quarterly dividends, starting with a 6 cent a share dividend paid in May 1999. In July 1999 we announced a stock repurchase program and began repurchasing 9% of outstanding shares.

Expanding Our Reach

     As a public company, we have new opportunities before us that we intend to seize with wholehearted enthusiasm. In the past 12 months, we have increased our geographic reach and our market share, establishing four new branches throughout the Capital Region in Queensbury, Catskill, Schaghticoke, and in the heart of Albany's financial district. Another branch in Halfmoon is under way, and we continue to evaluate sites, either to enter new markets or bridge gaps between communities for greater customer convenience.

Expanding Our Business

     Not only did we expand our geographic reach, we added to our core business with the launching of Community Bank Insurance Brokers of New York, LLC (CBIB) and the enhancement of CSB Financial Services. CBIB, established in conjunction with Jardine Group Services Corporation, offers customers the opportunity to buy all forms of insurance. CSB Financial Services makes financial management more convenient since our customers can now buy stocks, bonds, and other investment products where they bank.

Enhancing Products and Services

     Products and services are the lifeblood of any financial institution and this fiscal year we have developed new products and innovative services customers want to make their banking more efficient.

     We introduced the Visa(R) Check Card, finalized our check imaging program, enhanced Touchtone Banking services, and witnessed more and more customer use of our Web site. Other long-time services continue to win widespread customer support, such as the School Banking Club, which contributes positively to our exceptional reputation and which has garnered us much ancillary business.

     Many of these products utilize the best of technology, as did our Y2K preparations. The Bank's Y2K Committee has assessed and tested all computer-related systems and suppliers and approached major lending relationships to ascertain their state of readiness. Contingency plans are in place should we have to operate without power or telephone service. Our efforts to educate customers about Y2K readiness even drew the attention of CBS Evening News.

Supporting a Community

     Cohoes Savings Banks has always been a responsible corporate citizen and the establishment of the Cohoes Savings Foundation reflects this commitment. This year, we also committed $1.5 million in equity to the Commons, LLC, a project spearheaded by the Urban League of Northeastern New York.

     Our employees also reached out on their own. When asked by St. Jude Children's Research Hospital to participate in a fund-raising endeavor separate from the Foundation, employees mobilized and raised $25,000 for the second year in a row. The charitable work ended up being fun for everyone as employees and their families, customers, and the entire community took part in various activities including a walkathon, raffle, silent auction, and telethon.

Remaining True to Ourselves

     We are who we are: a community bank with far-reaching ideals and even higher aspirations. Even though this year has been a turning point as we became a publicly traded company, we have not altered the essential philosophy that has served us so well for so many years.

     We remain a bank of the community and for the community. Our Board of Directors embraces this guiding principle, for over the years it always yielded rich results: for our communities, our customers, our employees, and, we feel sure, for our new shareholders. This is not just soft sentiment. It is a way of doing business, with the best of new-fashioned boldness and old-fashioned grace. It is a way of achieving goals in customer service, ensuring an excellent return on investment, and taking pride in what we do and how we do it.

     We began this annual report with a reference to the power of community banking; we end there as well, for we intend to use that power for the benefit of all.

Very truly yours,

/s/ Harry L. Robinson

Harry L. Robinson

President and Chief Executive Officer

                                BRANCHING OUT

     Now 20 branches strong, Cohoes Savings Bank has locations all around New York's Capital Region, which both expands our market area and provides customers with banking services where they live and work.

New Locations and Businesses

The business of banking has reinvented itself over the past years. The term "full-service" is now more encompassing than ever as financial institutions reach out to different markets in new and innovative ways.

     Cohoes Savings Bank, never one to be a follower, has stretched its capabilities and products these past months to accommodate existing customers and attract new customers in both personal and commercial banking relationships. Our banking products are richer than ever before. We offer them in more locations--and more convenient locations--than ever before. Plus, we've launched one new allied business and strengthened another, both of which support our menu of services while functioning as independent entities.

     In July 1998, we began Community Bank Insurance Brokers of New York, LLC
(CBIB) entering into a relationship with Jardine Group Services Corporation, one of the largest and most respected insurance brokers in the world. With CBIB products and services available at each Cohoes Savings Bank branch, customers now have the option of buying all forms of insurance through their bank, including homeowners, auto, disability, life, and commercial insurance.

     We enhanced another related enterprise this year, CSB Financial Services. This allied business helps to make financial portfolio management one-stop shopping for our customers, giving them access to a full range of investment tools including stocks, bonds, annuities, and other products. As well as being a resource for customers, CSB Financial is a profit center for Cohoes Bancorp, attracting new customers, providing additional revenue, and enabling us to build shareholder value.

While our lives get busier and the hours in a day seem to shrink, we all want more convenient ways to accomplish the necessities of life. People want--and deserve--convenient full-service banking. So instead of asking customers to come to the bank, we've gone to them, opening branches in supermarket locations so they can do their banking and grocery shopping at the same time. At each location, our supermarket branch representatives are in the position to assist over 2,500 individuals a day, giving them access to a full range of banking services from deposit accounts to consumer loans to mortgages.

                                REACHING OUT

We intend to nurture our communities by providing the seeds to grow. The holding company committed 277,725 shares-- currently valued at over $3.0 million--to the Cohoes Savings Foundation, which will contribute at least 5% of its assets every year to charitable causes.

Cohoes Savings Foundation.

Since its founding in 1851, Cohoes Savings Bank has always given back to the community. We are, after all, interdependent, relying on one another for support. And so just as local communities have supported us, we return the support as a gesture of our appreciation.

     As part of its conversion to a public company, Cohoes Saving Bank established the Cohoes Savings Foundation, a way of formalizing our giving to charitable and community endeavors. The Foundation is completely dedicated to maintaining the common bond that exists between Cohoes Savings Bank and the communities it serves.

     Through the conversion, the Foundation received 277,725 shares, originally valued at $2.8 million, and currently valued at over $3.0 million. Each year, at least 5% of the Foundation's assets--or more than $150,000 in 1999--will be used to support good works throughout our communities. Through the Cohoes Savings Foundation, we have the opportunity to assist a diverse range of causes: medical facilities, senior centers, daycare centers, housing developments, and many other important projects.

     These projects are the centers of our communities. Just as we enable neighborhoods to grow and develop, we support the dedicated people who put their time and energy into the life of the neighborhood.

     For years, Cohoes Savings Bank and its communities have participated in a relationship of mutual support--a partnership that has enabled us to prosper and our neighborhoods to grow. The Cohoes Savings Foundation continues that tradition, and in the end we all benefit from the generosity.

Harry L. Robinson, President and Chief Executive Officer of Cohoes Savings Bank, and Aaron Dare, President and Chief Executive Officer, of the Urban League of Northeastern New York, stand before new construction marking the beginnings of the Gateway Commons in the Arbor Hill section of Albany. Cohoes Savings Bank collaborated with the Urban League as an equity investor on this important project, which will bring new services to the local community. The Urban League and Cohoes Savings have had a banking relationship since 1995; Cohoes Savings has a lending officer located in the Urban League of North-eastern New York's Albany headquarters.

                          CULTIVATING NEW CUSTOMERS

A penny saved is a penny earned. The School Banking Club, established in 1991, has grown to 125 schools and 27,000 children, 1,500 of whom became shareholders and many more of whom we hope will become lifelong customers.

School Banking Club.

Some consider us a nation of nonsavers. But if you visit the 125 schools that participate in Cohoes Savings Bank's School Banking Club, you might think a little differently. You might see children so enamored with the idea of saving that they set specific goals and then put their money aside to achieve them.

     Since 1991, we have been cultivating the savings habit among young people throughout the Capital Region. The School Banking Club, started with idealistic intentions, has yielded big results, making advocates of everyone involved: the 27,000 elementary and middle-school children who participate, the volunteers who make the program possible, and the school administrators who enthusiastically support the purpose of the Club.

     Considered one of the premier programs of its kind, the Club promotes the savings habit while rewarding children who participate. A regular "banking" day occurs at participating schools each week, a time when children contribute to their individual accounts and the Club's adult volunteers carry the deposits to the nearest Cohoes Savings Bank branch. Each child receives a statement twice a year, which shows the progress made toward a savings objective. To reward the effort to save, we give these accounts a premium interest rate.

     The story doesn't stop there. As these children become older and college-bound, we help them make the transition to the world of adult finances, offering them an incentive package with special offers on checking accounts and other products. Our goal? To encourage these young people to continue the savings habit and become lifelong customers of the Bank.

The opportunity to become a millionaire for a day is just one of the perks of the School Banking Club. This year, 9-year-old Jacqueline Dall was one of three participants who submitted top award-winning entries. Her reward? A day on the town and the opportunity to see $1,000,000 posted to her account for the day. While Jacqueline and the other two top winners, Lina Dzekciorius and Sarah Furman, didn't get to keep the million, they did earn the $150.00 interest posted for the day and this year's special prize: a savings account with a $250.00 deposit.

                         BUILDING BETTER BUSINESSES

Our commercial lending department provides businesses with the tools they need to thrive. During the past 12 months, both commercial real estate loans and business loans increased by almost 50%.

Commercial Lending.

As an organization of savvy businesspeople, we're in business to support business. We see the chain of events: what is good for our customers' business endeavors is good for us and consequently good for the communities we serve.

     Commercial products and services have been a mainstay of Cohoes Savings Bank for many years and each year we grow the service. This past fiscal year, growth has been exceptional: our commercial real estate loan portfolio jumped from $93.2 million to $138.3 million, an increase of 48.4 percent. Commercial business loans are equally impressive, with a 47.1% growth from $15.0 million to $22.1 million in the past 12 months.

     Much of this vigor is the result of our ongoing commitment to assist high-quality local businesses by supplying them with lines of credit, term notes, new construction and real estate development loans, letters of credit, and other products such as business checking, merchant services, night depository, and sweep accounts.

     We focus on responsible, good-quality borrowers, establishing relationships with a diverse range of companies including real estate developers, professional service providers, retail establishments, industrial operations, health facilities, and small businesses that look to a hometown bank that makes decisions locally. The fact that we are a locally based bank, with locations in and around the Capital Region, appeals to many of our commercial customers, for they perceive us as invested in the area, here to stay and growing as they grow.

     Ultimately, this active effort to reach out to diverse area businesses comes full circle, strengthening our loan portfolio, creating a stronger community, and enhancing returns on our--and your--investment.

When Michael Benson, president of BCI, Inc, General Contractor/ Construction Manager, decided to buy and renovate a commercial space that could house his company, he began investigating credit options. At the recommendation of both his accountant and attorney, Mr. Benson contacted Cohoes Savings. Cohoes representatives responded promptly, structuring an innovative and competitive package that was just right for BCI. "I was looking for a banking relationship," says Mr. Benson, "not just a deal. I found it at Cohoes Savings Bank, which made a decision locally and handled my situation individually, coming through with an attractive loan package the first time around."

                               LEADING THE WAY

The convenience of a credit card--without racking up credit card charges. We introduced the Visa(R) Check Card this year, giving our customers access to their checking accounts in any store or other location that accepts Visa.

New Products and Services.

When Cohoes Savings Bank ran a small ad inviting customers to a Y2K seminar, we received a call from CBS Evening News. Could they come and interview customers about their Y2K concerns? Of course, we said, and on the day of the seminar they conducted interviews with our customers and attended our seminar. Some weeks later portions were shown on the CBS Evening News "Eye on America" segment. For us, the best thing that happened was not the publicity. It was what the reporters discovered: our customers, while well aware of the potential problems of the upcoming century change, had complete confidence in their bank--Cohoes Savings Bank.

     Like many other institutions, Cohoes Savings Bank has worked hard to eliminate potential Y2K problems. Throughout the year we've communicated with our customers, educated them about the meaning of Y2K and reassured them that we're ready for the new millennium.

     We are ready--in other ways as well. This past year, we've developed products and services customers want that make banking more efficient. We introduced a Visa(R) Check Card, so customers can access their accounts without writing a check. We initiated check imaging technology, doing away with the costs of returning original checks and providing a more streamlined way to manage checking accounts.

     We enhanced our Web site, which provides on-line information about products and rates. And we added options to Touchtone Banking, a 24-hour a day convenience for customers who can check their balances, transfer money, and make loan payments without ever leaving home.

                              FINANCIAL SECTION

Contents

Management's Discussion & Analysis...............................14

Report of Independent Public Accountants.........................28

Consolidated Statements of Financial Condition...................29

Consolidated Statements of Operations............................30

Consolidated Statements of Changes
in Stockholders' Equity..........................................31

Consolidated Statements of Cash Flows............................32

Notes to Consolidated Financial Statements.......................33

Corporate Information............................................56

MANAGEMENT'S DISCUSSION AND ANALYSIS * Cohoes Bancorp, Inc. & Subsidiary

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

General

Cohoes Bancorp, Inc. ("Company"), headquartered in Cohoes, New York is a savings and loan holding company incorporated in September 1998 under the laws of the State of Delaware. The Company was organized at the direction of Cohoes Savings Bank ("Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On December 31, 1998, the Bank completed its Conversion, and the Company sold 9,257,500 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established the Cohoes Savings Foundation, Inc. ("Foundation") and made a charitable contribution of 277,725 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $2.8 million ($1.7 million net of tax). The net proceeds from the Offering amounted to $90.4 million, and the Company contributed 50% of the net proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The Company had no significant assets or operations prior to December 31, 1998. Per share data is reported for the period since Conversion. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP") of the Company and the investments of the net proceeds from the Offering retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Company. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, and level of interest rates and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments, including mutual funds and stocks.

FINANCIAL CONDITION

Comparison of June 30, 1999 and June 30, 1998

General. Total assets at June 30, 1999 stood at $650.5 million, up $114.8 million, or 21.4%, from $535.7 million at June 30, 1998. The increase was concentrated in the loan portfolio which increased $108.7 million, reaching $525.0 million at June 30, 1999. The Company funded the growth in loans with an increase of $29.1 million in borrowings from $19.9 million on June 30, 1998 to $49.0 million at June 30, 1999 and $90.4 million in net proceeds raised by the Company in its Offering in connection with the Bank's Conversion. The increase in capital far outweighed a $3.4 million decrease in deposits which management believes occurred because some depositors used deposited funds to purchase stock in the Conversion.

Loans. The Company was able to originate a large volume of loans by offering competitive pricing and quality service at a time when economic conditions were favorable to the origination of commercial real estate and commercial business loans. Low market interest rates also stimulated residential sales and refinances which provided an environment conducive to the origination of residential mortgage loans. The additional capital raised in the Conversion, which is not an interest-sensitive liability, also allowed the Company to retain in portfolio a higher volume of fixed-rate loans which might have otherwise been sold on the secondary market due to interest rate sensitivity concerns. Total one to four family real estate loans increased $62.3 million, or 24.1% from June 30, 1998 to June 30, 1999. Commercial real estate loans increased $40.1 million during the same period, from $93.2 million to $138.3 million. At June 30, 1999, commercial real estate loans represented 26.4% of total loans, up from 22.4% at June 30, 1998. Commercial business loans increased $7.1 million during fiscal 1999 to $22.1 million from $15.0 million. Commercial business loans are generally loans to businesses which are either unsecured or are secured by non-real estate business assets.

Allowance for Loan Losses. The allowance for loan losses increased from $3.5 million at June 30, 1998 to $4.0 million at June 30, 1999, an increase of $492,000. This increase was primarily driven by the 26.1% increase in the total loan portfolio rather than by an increase in problem loans, as nonperforming loans declined from $5.6 million to $5.0 million during the year. The increase was caused by the net effect of a $1.2 million provision for loan losses for the year ended June 30, 1999 offset by $743,000 in net charge-offs for the same period. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of multiple factors, such as the size and general composition of the loan portfolio, historical delinquency and charge-off rates, and an assessment of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. At June 30, 1999 the allowance for loan losses provided coverage of 80.6% of total non-performing loans, up from 62.5% at June 30, 1998. The balance of the allowance is maintained at a level which is, in management's judgment, representative of the amount of risk inherent in the Bank's loan portfolio.

Securities Available for Sale and Investment Securities. The balance of securities available for sale decreased from $48.7 million at June 30, 1998 to $44.7 million as of June 30, 1999. Investment securities classified as held to maturity increased from $45.4 million to $54.5 million during the same period. The $5.1 million combined net increase was primarily driven by the general increase in the size of the Company and the need to maintain an appropriate level of securities investments as part of the overall asset portfolio.

Premises and Equipment. Premises and equipment increased from $7.3 million at June 30, 1998 to $7.8 million at June 30, 1999. This increase was a result of expenditures totaling $1.8 million for the most part relating to the opening of three new branch locations during the year ended June 30, 1999 offset by $1.3 million in depreciation.

Other Real Estate Owned. Other real estate owned increased from $509,000 at June 30, 1998 to $724,000 at June 30, 1999, an increase of approximately $215,000. The increase was part of the normal process of collecting delinquent mortgage loans.

Deposits. Total deposits decreased $3.4 million, or 0.8%, from $449.5 million at June 30, 1998 to $446.1 million at June 30, 1999. Of this total decrease, time deposits decreased $25.8 million (11.2%), while savings accounts increased $8.9 million (6.2%), commercial deposits and demand accounts increased $11.8 million (21.9%) and money market accounts increased $1.6 million (7.4%). The increase in savings deposits and the decrease in time deposits was a result of the Company's decision to focus on core deposit growth to control the cost of funds and improve the stability of the Company's deposit liability base.

Borrowings. Borrowings, comprised primarily of Federal Home Loan Bank advances, increased $29.1 million, or 146.2%, from $19.9 million at June 30, 1998 to $49.0 million at June 30, 1999. This increase was primarily the result of additional longer term fixed rate Federal Home Loan Bank advances used to fund long-term fixed rate residential mortgages held in the portfolio.

Analysis of Net Interest Income

Average Balance Sheets. The following table sets forth certain information relating to the Company for the years ended June 30, 1999, 1998 and 1997. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.


Year Ended June 30,                        1999                                 1998                                1997

                             Average       Interest              Average        Interest              Average       Interest
                             Outstanding   Earned/    Yield/     Outstanding    Earned/     Yield/    Outstanding   Earned/   Yield/
                             Balance       Paid       Rate       Balance        Paid        Rate      Balance       Paid      Rate
                                                                        (Dollars in Thousands)

INTEREST-EARNING
ASSETS

  Loans receivable           $463,331      $36,256    7.83%      $404,781       $33,573     8.29%     $401,262      $33,166   8.27%
  Securities available
    for sale                   37,927        2,298    6.06%        30,336         1,933     6.37%       19,330        1,253   6.48%
  Investments
    Securities                 50,442        3,024    6.00%        30,372         1,926     6.34%       22,240        1,373   6.17%
  Federal Funds Sold           23,839        1,182    4.96%        13,321           739     5.55%        4,641          245   5.28%
  FHLB stock                    3,680          253    6.88%         3,479           249     7.16%        3,400          218   6.41%
  Other interest-earning
    assets                        480           25    5.21%           184             3     1.63%          416           30   7.21%

  Total interest-earning
    assets                    579,699       43,038    7.42%       482,473        38,423     7.96%      451,289       36,285   8.04%
Non-earning assets             22,202                              18,714                               17,919

  Total assets               $601,901                            $501,187                             $469,208


INTEREST-BEARING
LIABILITIES
  Savings accounts           $128,774        3,849    2.99%      $120,959         3,623     3.00%     $123,518        3,698   2.99%
  School Savings accounts      17,152          818    4.77%        15,112           837     5.54%       11,895          661   5.56%
  Money Market accounts        20,594          686    3.33%        18,163           569     3.13%       15,607          447   2.86%
  Demand deposits              60,384          353    0.58%        47,075           304     0.65%       41,124          275   0.67%
  Time deposits               215,801       11,810    5.47%       230,794        13,483     5.84%      215,183       12,487   5.80%
  Escrow accounts              14,469          339    2.34%         7,065           114     1.61%        7,396          120   1.62%
  Borrowings                   43,204        2,479    5.74%         5,467           332     6.07%        2,392          133   5.56%

    Total interest-bearing
      liabilities             500,378       20,334    4.06%       444,635        19,262     4.33%      417,115       17,821   4.27%

Other liabilities               5,513                               4,677                                5,033
Stockholders' Equity           96,010                              51,875                               47,060

    Total liabilities
      and stockholders'
      equity                 $601,901                            $501,187                             $469,208

Net interest income                        $22,704                              $19,161                             $18,464

Net interest rate spread                              3.36%                                 3.63%                             3.77%

Net earning assets           $ 79,321                            $ 37,838                             $ 34,174

Net yield on average
  interest-earning assets                             3.92%                                 3.97%                             4.09%

Average interest-earning
  assets to average interest
  bearing liabilities             1.16X                              1.09X                                1.08X


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

                                      Year Ended June 30, 1999            Year Ended June 30, 1998
                                      Compared to                         Compared to
                                      Year Ended June 30, 1998            Year Ended June 30, 1997

                                      Increase (Decrease)                 Increase (Decrease)
                                      Due To                              Due To
                                                            Total                               Total
                                                            Increase                            Increase
(Dollars in thousands)                Volume    Rate        (Decrease)    Volume    Rate        (Decrease)

Interest and dividend income from:
  Loans receivable                    $4,659    $(1,976)    $ 2,683       $  292    $115        $  407
  Securities available for sale          464        (99)        365          701     (21)          680
  Investment securities                1,209       (111)      1,098          515      38           553
  Federal funds sold                     529        (86)        443          481      13           494
  FHLB stock                              14        (10)          4            5      26            31
  Other interest-earning assets            9         13          22          (11)    (16)          (27)

    Total interest and
      dividend income                  6,884     (2,269)      4,615        1,983     155         2,138


Interest expense from:
  Savings accounts                       234         (8)        226          (77)      2           (75)
  School savings accounts                105       (124)        (19)         178      (2)          176
  Money market accounts                   79         38         117           78      44           122
  Demand deposits                         80        (31)         49           39     (10)           29
  Time deposits                         (848)      (825)     (1,673)         911      85           996
  Escrow accounts                        157         68         225           (5)     (1)           (6)
  Borrowings                           2,166        (19)      2,147          186      13            99

    Total interest expense             1,973       (901)      1,072        1,310     131         1,441

Net interest income                   $4,911    $(1,368)    $ 3,543       $  673    $ 24        $  697

RESULTS OF OPERATIONS

Comparison of Year Ended June 30, 1999 and Year Ended June 30, 1998

     General. Net income for the year ended June 30, 1999 was $2.4 million, down from $4.1 million for the year ended June 30, 1998. The principal reasons for the decline were two unusual items which the Company does not expect to recur, and which represented $4.8 of a $6.6 million increase in noninterest expense. These two items, a charitable contribution to the Cohoes Savings Foundation and the payment of a break-up fee in connection with a proposed acquisition by the Company, are discussed below. The increase in noninterest expense was partially offset by increases in net interest income of $3.5 million and noninterest income of $173,000 and decreases in the provision for loan losses of $165,000 and income tax expense of $1.2 million for the year ended June 30, 1999 as compared to the previous year.

Net Interest Income. Net interest income for the year ended June 30, 1999 was $22.7 million, up $3.5 million from the year ended June 30,1998. The increase was the result of the increase of $97.2 million in average earning assets from $482.5 million for the year ended June 30, 1998 to $579.7 million for the same period in 1999 as the Company experienced substantial growth during the year. Average interest-bearing liabilities also increased from fiscal
1998 to fiscal 1999, up $55.8 million. The Company estimates that the larger increase in average interest-earning assets than interest-bearing liabilities, coupled with the fact that asset yields were higher than the cost of funds, resulted in an increase in the net interest income of $4.9 million. This increase was partially offset by a reduction in the Company's spread from 3.63% to 3.36%. The decline in spread was caused primarily by a 46 basis point decline in the average yield on loans due to lower market interest rates which caused a downward adjustment in yields on adjustable rate loans in the Company's portfolio at the same time the Company originated new loans at lower yields and customers refinanced existing higher-rate loans into new loans at lower rates. The yield on average earning assets decreased from 7.96% to 7.42%, while the rate paid on average interest-bearing liabilities decreased from 4.33% to 4.06%. The Company estimates that the decline in yields, partially offset by a decline in the cost of funds, reduced net interest income by approximately $1.4 million.

The Company's net interest margin for the year ended June 30, 1999 was 3.92%, down 5 basis points from 3.97% for the year ended June 30, 1998. Net interest margin declined more slowly than the spread because of the availability of the new capital raised in the Conversion to fund asset growth without a corresponding interest cost.

Interest Income. Interest income for the year ended June 30, 1999 was $43.0 million, up from $38.4 million for the comparable period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $33.6 million for the year ended June 30, 1998 to $36.3 million for the year ended June 30, 1999. This increase of $2.7 million is primarily the result of a $58.5 million increase in the average balance of loans due to the loan growth which the Company experienced as discussed above, while the yield on loans decreased 46 basis points. The increase in interest on loans was complemented by increases in interest on securities available for sale and investment securities due primarily to increases in average volume as the Company initially invested stock subscriptions received and then stock sale proceeds in securities and other investments pending deployment in loans. The Company also increased its level of securities investments by year end to maintain satisfactory levels of primary and secondary liquidity as the Company grew. The average balance of securities available for sale increased from $30.3 million for the year ended June 30, 1998 to $37.9 million for the year ended June 30, 1999. The Company estimates that this increase in volume resulted in a $464,000 increase in interest income. The average balance of investment securities increased from $30.4 million in 1998 to $50.4 million in 1999, which the Company estimates caused a $1.2 million increase in interest income. An increase in the average volume of federal funds sold also contributed an estimated $529,000 in interest income. The average balance of federal funds sold increased due to the need to invest the influx of funds received in the Conversion in short term liquid investments pending redeployment. All of these increases in interest income due to increases in volume were partially offset by decreases in yields caused by general market interest rate declines.

Interest Expense. Interest expense increased during the year ended June 30, 1999 to $20.3 million, up from $19.3 million for the comparable period in 1998. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits, which also have the highest average cost. Both the average volume and the average rate on time deposits declined from the year ended June 30, 1998 to the year ended June 30, 1999 as the Company emphasized the maintenance and growth of core deposits. The Company offered competitive rates on its time deposits designed to retain most of those deposits but not so high as to generate an influx of new time deposits. This, coupled with lower market interest rates, allowed the Company to reduce the average cost of its time deposits by 37 basis points. The average balance of time deposits also decreased by $15.0 million due to the combined effect of the Company's core deposit emphasis and the use of time deposits to fund stock purchases.

The average volume of all other deposit categories increased, while the average rate paid on savings accounts remained the same. The average rate paid on money market accounts increased by 20 basis points as a result of higher rates paid on new tiered rate accounts. The average rate paid on demand deposit accounts declined as a result of an increase in noninterest bearing business checking accounts.

During the year ended June 30, 1999, the Company increased its outstanding borrowings from $5.5 million to $43.2 million. The increase was undertaken in order to fund asset growth as the Company began the process of leveraging its additional capital at a time when substantial increases in deposits were not possible without an upward shift in the Company's deposit pricing. Although borrowings usually have higher rates than deposits, the Company can borrow funds without affecting the rates paid on existing deposits. It is more difficult, if not impossible, to increase rates to attract new deposits without simultaneously increasing the rates paid on existing deposits.

Overall, the Company estimates that the increase in the average balance of interest-bearing liabilities resulted in approximately a $2.0 million increase in interest expense while the decrease in the average rate paid resulted in approximately a $901,000 decline in interest expense.

Provision for Loan Losses. The provision for loan losses decreased from $1.4 million in the year ended June 30, 1998 to $1.2 million in the year ended June 30, 1999. This decrease is primarily the result of decreases in net charge-offs from $972,000 for the year ended June 30, 1998 to $743,000 for the year ended June 30, 1999. Changes in general economic conditions, interest rates, management's assessment of the collectability of loans in the portfolio and other factors could cause management to change materially the level of the provision in the future.

Noninterest Income. Total noninterest income increased $173,000 for the year ended June 30, 1999 as compared to the same period in 1998. Income from service charges on deposits increased only slightly to $779,000 for the year ended June 30, 1999, from $746,000 for the year ended June 30, 1998. Loan servicing revenue decreased $119,000 from $495,000 in the year ended June 30, 1998 to $376,000 in the year ended June 30, 1999. The decline relates to a reduction in the balance of loans serviced for others. During the year, a relatively high level of loans serviced for others were paid off due to refinancing activity at a time when the Company retained a higher portion of its new loan originations in portfolio rather than selling the loans and retaining the servicing. Net gain on the sale of loans decreased from $81,000 for the year ended June 30, 1998 to $6,000 for the year ended June 30, 1999, also because of the decision to retain a higher percentage of new loan originations in portfolio. Other noninterest income increased from $1.4 million for the year ended June 30, 1998 to $1.8 million for the year ended June 30, 1999. This increase was the result of increases in ATM fees as the Company began charging non-customers for ATM transactions, loan prepayment and assignment fees due to the high level of refinances, and rents collected on other real estate owned ("ORE") properties because the Company had more ORE properties with rent paying tenants.

Noninterest Expense. Total noninterest expense increased $6.6 million to $20.4 million for the year ended June 30, 1999, up from $13.8 million for the year ended June 30, 1998. The primary components of this increase were a $2.0 million acquisition break-up fee, the contribution of $2.8 million to the Cohoes Savings Foundation, Inc., and a $1.3 million increase in compensation and benefits expense. The break-up fee was paid as a result of the termination of a pending merger agreement with SFS Bancorp, Inc. in October 1998. The contribution to the Cohoes Savings Foundation, Inc. was in the form of 277,725 shares of the Company's common stock which the Company contributed in connection with the Conversion. These shares represented 3% of the shares issued in the Conversion and the Company recognized the entire expense of the contribution, net of the anticipated tax benefit during the 1999 fiscal year. The increase in compensation and benefits was primarily attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Conversion and annual merit increases. The ESOP expense fluctuates based upon the market value of the Company's common stock but averaged $145,000 per quarter during the period from January 1, 1999 to June 30, 1999 after an initial ESOP contribution expense of $220,000 on December 31, 1998. Occupancy increased as a result of the opening of two new branch locations. The increase in other noninterest expense was attributable to an increase in professional service fees associated with being a public company, increases in ORE expense, expenses related to the proposed merger with SFS Bancorp, Y2K expense and a general increase in other operating expenses related to increased size.

Income Tax Expense. Income tax expense decreased from $2.7 million for the year ended June 30, 1998 to $1.5 million for the comparable period in 1999. The decrease is the result of less income before income tax expense, $3.9 million in 1999 as compared to $6.7 million in 1998.

Comparison of Year Ended June 30, 1998 and Year Ended June 30, 1997

Net income for the year ended June 30, 1998 was $4.1 million, down from $4.6 million for the year ended June 30, 1997. Other expenses increased $1.5 million for the year ended June 30, 1998 as compared to the previous year. This increase was in part offset by an increase in net interest income of $697,000 and a reduction in income tax expense of $322,000.

Net Interest Income. Net interest income for the year ended June 30, 1998 was $19.2 million, up $697,000 from the year ended June 30,1997. The increase was primarily the result of the increase of $31.2 million in average earning assets from $451.3 million for the year ended June 30, 1997 to $482.5 million for the same period in 1998. Interest-bearing liabilities also increased during the same period, up $27.5 million. The net impact of these volume increases resulted in an increase in the net interest income of $673,000. The Bank's net interest margin for the year ended June 30, 1998 was 3.97%, down
12 basis points from 4.09% for the year ended June 30, 1997. The yield on average earning assets decreased from 8.04% to 7.96%, while the rate paid on average interest-bearing liabilities increased from 4.27% to 4.33%, producing a decrease in net interest spread of 14 basis points from 3.77% during fiscal 1997 to 3.63% during fiscal 1998.

Interest Income. Interest income for the year ended June 30, 1998 was $38.4 million, up from $36.3 million for the comparable period in 1997. The largest component of interest income is interest on loans. Interest on loans increased from $33.2 million for the year ended June 30, 1997 to $33.6 million for the year ended June 30, 1998. This increase of $407,000 is the result of both volume increases and rate increases. The average balance of loans increased $3.5 million to $404.8 million, while the yield on loans increased 2 basis points from 8.27% to 8.29%. The increase in interest on loans was supplemented by increases in interest on securities available for sale, investment securities and federal funds. Interest income on these categories of earning assets increased $680,000, $553,000 and $494,000, respectively. Substantially all of the increases in interest income on these assets are attributed to increases in volume. The average balance of securities available for sale increased from $19.3 million for the year ended June 30, 1997 to $30.3 million for the year ended June 30, 1998. This increase in volume resulted in an increase in interest income of $701,000. The average balance of investment securities increased from $22.2 million in 1997 to $30.4 million in 1998, resulting in a $515,000 increase in interest income due to volume. The average balance of federal funds increased from $4.6 million in 1997 to $13.3 million in 1998. The increase in the volume of federal funds resulted in a $481,000 increase in interest income in the year ended June 30, 1998 as compared to the year ended June 30, 1997. The changes in rates on securities available for sale, investment securities and federal funds, as well as the changes in volume and rate on other categories of interest earning assets was not significant.

Interest Expense. Interest expense increased during the year ended June 30, 1998 to $19.3 million, up from $17.8 million for the comparable period in 1997. Substantially all of the Bank's interest expense is from the Bank's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the year ended June 30, 1998 was $13.5 million, up $1.0 million from the $12.5 million in 1997. This increase is the result of an increase in the average balance of time deposits, from $215.2 million in 1997 to $230.8 million in 1998 and an increase of 4 basis points in the rates paid on these deposits from 5.80% in 1997 to 5.84% in 1998, primarily due to competitive market conditions. Interest expense on savings accounts was relatively flat, decreasing $75,000 from 1997 to 1998, almost entirely attributed to a reduction in the average balance of savings accounts of $2.6 million. Interest on school savings accounts increased $176,000, from $661,000 for the year ended June 30, 1997 to $837,000 for the year ended June 30, 1998, substantially all of which was the result of an increase in the average balance of school savings accounts of $3.2 million. Interest on money market accounts increased $122,000, from $447,000 for the year ended June 30, 1997 to $569,000 for the year ended June 30, 1998. The increase is attributed to an increase in the average balance of money market accounts of $2.6 million as well as an increase of 27 basis points in the rates paid on these money market accounts, from 2.86% to 3.13% in compliance with the Bank's strategy to attract money market accounts and remain competitive in its primary market area. Interest on borrowings for the year ended June 30, 1998 was $332,000, up from $133,000 in 1997. Most of this increase was attributable to an increase in the average balance of borrowings, from $2.4 million in 1997 to $5.5 million in 1998 as the Bank attempted to match fund fixed rate residential loans with borrowings. Fluctuations in interest expense on other categories of interest-bearing liabilities were not significant.

Provision for Loan Losses. The provision for loan losses of $1.4 million in the year ended June 30, 1998 remained consistent with the $1.3 million provision in the year ended June 30, 1997. The amount of the provision is attributed to the $13.3 million increase in outstanding loans tempered by the reduction in the level of net charge-offs from $1.5 million for the year ended June 30, 1997 to $972,000 for the year ended June 30, 1998.

Noninterest Income. Total noninterest income for the year ended June 30, 1998 was $2.7 million, relatively unchanged from the $2.8 million for the year ended June 30, 1997. Service charges on deposits declined only slightly to $746,000 for the year ended June 30, 1998, from $765,000 for the year ended June 30, 1997. Loan servicing revenue declined $73,000 from $568,000 for the year ended June 30, 1997 to $495,000 for the year ended June 30, 1998. The decline relates to a reduction in the balance of loans serviced for others. Fluctuations in other noninterest income categories were not significant.

Noninterest Expense. Total noninterest expense increased $1.5 million to $13.8 million for the year ended June 30, 1998, up from $12.3 million for the comparable period in 1997. Increases in compensation and benefits of $1.1 million, occupancy of $193,000 and advertising of $123,000 were the primary contributors to the overall increase. The increase in compensation and benefits is the result of a decrease in the post-retirement benefit expense based on revised actuarial assumptions in 1997, the recognition of a full year's expenses on four new branch locations opened in the year ended June 30, 1997, an increase in the cost of health insurance benefits of $114,000 as well as general merit increases for the Bank's employees during the year ended June 30, 1998. The increase in occupancy is directly attributed to a full year's cost associated with the opening of the four branch locations mentioned above. The increase in advertising is generally the result of the additional cost of customer binders, brochures and media print for the introduction of imaging for all demand account products during the month of June 1998. The remaining categories of noninterest expense did not experience significant fluctuation.

Income Tax Expense. Income tax expense decreased from $3.0 million for the year ended June 30, 1997 to $2.7 million for the comparable period in 1998. The reduction is primarily the result of less income before income tax expense, $6.7 million in 1998 as compared to $7.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates it ability to meet depositor withdrawals or make new loans or investments. The company's liquid assets include cash and cash equivalents, investment securities that mature within one year, and its portfolio of securities available for sale.

The Company's cash inflows result primarily from loan repayments, maturities, calls and paydowns of securities, new deposits, and to a lesser extent, drawing upon the Company's credit lines with the Federal Home Loan Bank of New York. The Company's cash outflows are substantially new loan originations, securities purchases, and deposit withdrawals. The timing of cash inflows and outflows are closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of our depositors, and meet all other daily obligations of the Company.

Capital. Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $93.2 million at June 30, 1999, 14.3% of total assets on that date. As of June 30, 1999, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at June 30, 1999 were as follows: Tier I (leverage) capital, 15.5%; Tier I risk-based capital, 22.4%; and Total risk-based capital, 23.4%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Market Risk and Asset/Liability Management

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset/liability committee meets monthly to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can adversely affect net income.

In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margins. The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

One approach used to quantify interest rate risk is the net market value analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. A second approach is to quantify the impact on net interest income due to changes in cash flows, interest income and interest expense resulting from shifts in interest rates. The following tables set forth, at June 30, 1999, an analysis of the Company's interest rate risk as measured by the estimated changes in net market value of its assets and liabilities and net interest income resulting from instantaneous and sustained parallel shifts in interest rates (+ or -200 basis points, measured in 50 basis point increments).

Assumed Change
in Interest Rates
(Dollars in thousands)     Net
                           Interest     Dollar    Percent
(Basis Points)             Income       Change    Change

+200                       $25,396      $ 46       0.18%
+150                        25,464       114       0.45%
+100                        25,461       111       0.44%
 +50                        25,418        68       0.27%
   0                        25,350        --       0.00%
 -50                        25,300       (50)     (0.20)%
-100                        25,167      (183)     (0.72)%
-150                        24,956      (394)     (1.55)%
-200                        24,727      (623)     (2.46)%


Assumed Change
in Interest Rates
(Dollars in thousands)     Net
                           Market       Dollar       Percent
(Basis Points)             Value        Change       Change

+200                       $172,107     $(12,501)    (6.77)%
+150                        171,022      (13,586)    (7.36)%
+100                        174,373      (10,235)    (5.54)%
 +50                        177,324       (7,284)    (3.95)%
   0                        184,608           --      0.00%
 -50                        183,017       (1,591)     (.86)%
-100                        185,007          399      0.22%
-150                        186,278        1,670      0.90%
-200                        187,010        2,402      1.30%

Certain assumptions utilized by management in assessing the interest rate risk of the Company were employed in preparing data included in the preceding table. These assumptions were based upon proprietary data selected by management and are reflective of historical results or current market conditions. These assumptions relate to interest rates, repayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios.

Prepayment assumptions for mortgage backed securities and residential mortgage loans were based upon industry standards for prepayments. The Company's mortgage backed securities and residential mortgages are the only assets or liabilities which management assumed possess optionality for purposes of determining market value changes.

Management assumed that non-maturity deposits could be maintained with rate adjustments not directly proportionate to the change in market interest rate. These assumptions are based upon management's analysis of its customer base and competitive factors.

The net market value and net interest income tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net market value table is based upon the present value of discounted cash flows using management's estimates of current replacement rates to discount the cash flows. The net interest income table is based upon a cash flow simulation of the Company's existing assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above. Also, a change in the US Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net market value and net interest income other than those indicated above.

The Company does not currently engage in trading activities or use derivative instruments to manage interest rate risk. Instruments such as interest rate swaps, caps and floors may be utilized under certain interest rate risk scenarios in order to manage interest rate risk. Such activities may be permitted with the approval of the Board of Directors, and management continually evaluates the usefulness of such instruments in managing interest rate risk.

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

Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. As of March 31, 1999, the Bank completed the validation testing of its mission critical systems. The remainder of the validation phase, including testing with our service providers and supply vendors, was completed as of June 30, 1999. To date, the validation testing indicates that the mission critical systems are Y2K-ready.

Implementation Phase. After passing the validation phase, the modified or upgraded versions of hardware/ software have been placed into production. As of March 31, 1999, the Bank has been operating all mission critical systems with Y2K compliant versions. Any remaining systems requiring Y2K upgrades were remedied by June 30, 1999.

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

Cost. The Y2K related costs have been expensed as incurred. Management believes that additional Y2K costs will not be material.

Customer Education. In October 1998, the Bank sent out a FDIC Y2K brochure with all statement mailings, explaining the Y2K problem and reassuring customers that FDIC insurance coverage guarantees the safety of their deposit accounts. All Bank employees have attended special Y2K classes and there is an ongoing awareness campaign to encourage Y2K dialogue with customers. A statement mailer with an updated status of our system testing was distributed during the month of May. Y2K messages will be displayed on ATM screens, transaction receipts and monthly statements throughout the remainder of 1999.

In June of 1999, the Bank hosted a Y2K informational seminar. In addition to newspaper advertising and branch signs, the Bank publicized the event by calling hundreds of customers. On September 15, 1999 the Bank co-sponsored a Community Conversation in conjunction with the President's Council on Year 2000 Conversion.

FORWARD-LOOKING STATEMENTS

In this Annual Report, and in other public information that the Company makes available, the Company may, when discussing the future, use words like "will probably result," "are expected to," "may cause," "is anticipated," "estimate," "project," or similar words. These words represent forward-looking statements. In addition, certain disclosures and information about financial institutions and their holding companies, such as an analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are based upon attempts to predict future events and circumstances and also represent forward-looking statements.

Many factors could cause the Company's actual future results and future experience to be different from what is described in the Company's forward-looking statements. For example, adverse changes in economic conditions could cause an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate. Changes in market interest rates or changes in the speed at which market interest rates change could cause a reduction in the Company's interest rate spread or an increase in loan delinquencies. Changes in laws and regulations affecting the financial service industry could increase expenses or reduce operating flexibility. Changes in consumer preferences could affect the Company's ability to generate deposits or originate loans. These and other future conditions could all have a material effect on our financial condition or results of operations.

Please do not rely heavily on any forward-looking statements. They speak only as of the date made and they are not guarantees of what will happen in the future. Remember that various factors, including those described above and others, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to be materially different from what the Company anticipates or projects in its forward-looking statements.

IMPACT OF INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

See "Note 1 Summary of Significant Accounting Policies" in the Consolidated Financial Statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS * Cohoes Bancorp, Inc. & Subsidiary

To the Board of Directors and Stockholders of Cohoes Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Cohoes Bancorp, Inc. and subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohoes Bancorp, Inc. and subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

New York, New York
August 5, 1999

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION * Cohoes Bancorp, Inc.
& Subsidiary

                                                 JUNE 30,            JUNE 30,
(000's omitted, except share data)               1999                1998

ASSETS

  Cash and due from banks                        $  8,886            $  8,653
  Federal funds sold                                1,870               5,000
  Interest-bearing deposits with banks                358                 576

    Total cash and cash equivalents                11,114              14,229

  Mortgage loans held for sale                        339                  38
  Securities available for sale, at fair value     44,742              48,720
  Investment securities, at amortized cost
    (approximate fair value of $53,721
    and $45,547)                                   54,455              45,424
  Net loans receivable                            521,005             412,759
  Accrued interest receivable                       3,776               3,482
  Premises and equipment                            7,801               7,303
  Other real estate owned                             724                 509
  Mortgage servicing rights                           840               1,042
  Other assets                                      5,674               2,210

    Total assets                                 $650,470            $535,716

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Due to depositors                              $446,123            $449,541
  Mortgagors' escrow deposits                      10,787               8,994
  Borrowings                                       49,045              19,897
  Other liabilities                                 5,085               4,002

    Total liabilities                             511,040             482,434

COMMITMENTS AND CONTINGENT LIABILITIES
  (Note 15)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized; none issued                     --                  --
  Common stock, $.01 par value; 25,000,000
    shares authorized; 9,535,225 shares issued         95                  --
  Additional paid-in capital                       93,004                  --
  Retained earnings--subject to restrictions       55,173              53,270
  Unallocated common stock held by ESOP            (8,598)                 --
  Accumulated other comprehensive (loss)
    income, net of tax                               (244)                 12

    Total stockholders' equity                    139,430              53,282

    Total liabilities and stockholders' equity   $650,470            $535,716


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS * Cohoes Bancorp, Inc. & Subsidiary

                                             FOR THE YEARS ENDED JUNE 30,
(000's omitted, except per share data)    1999         1998         1997

INTEREST INCOME:
  Interest and fees on loans              $36,256      $33,573      $33,166
  Securities available for sale             2,298        1,933        1,253
  Investment securities                     3,024        1,926        1,373
  FHLB stock dividends                        253          249          218
  Federal funds sold                        1,182          739          245
  Interest-bearing deposits                    25            3           30

    Total interest income                  43,038       38,423       36,285


INTEREST EXPENSE:
  Deposits                                 17,516       18,816       17,568
  Mortgagors' escrow deposits                 339          114          120
  Borrowings                                2,479          332          133

    Total interest expense                 20,334       19,262       17,821

    Net interest income                    22,704       19,161       18,464

PROVISION FOR LOAN LOSSES                   1,235        1,400        1,325

    Net interest income after
      provision for loan losses            21,469       17,761       17,139

NONINTEREST INCOME:
  Service charges on deposits                 779          746          765
  Loan servicing revenue                      376          495          568
  Net gain on sale of mortgage loans            6           81          106
  Other                                     1,755        1,421        1,351

    Total noninterest income                2,916        2,743        2,790


NONINTEREST EXPENSE:
  Compensation and benefits                 8,571        7,322        6,253
  Occupancy                                 2,933        2,686        2,493
  FDIC deposit insurance premium               63           65           37
  Advertising                                 434          430          307
  Contribution to the Cohoes
    Savings Foundation, Inc.                2,777           --           --
  Merger termination fee                    2,000           --           --
  Other                                     3,665        3,264        3,224

    Total noninterest expense              20,443       13,767       12,314

    Income before provision for
      income taxes                          3,942        6,737        7,615

PROVISION FOR INCOME TAXES                  1,511        2,650        2,972

    Net income                            $ 2,431      $ 4,087      $ 4,643


EARNINGS PER SHARE SINCE CONVERSION:
  Basic                                   $   .37          N/A          N/A

  Diluted                                 $   .37          N/A          N/A

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY * Cohoes Bancorp, Inc. & Subsidiary


                                                             FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                           Unallocated   Accumulated
                                                   Additional              Common        Other           Total
                                      Common       Paid-in      Retained   Stock Held    Comprehensive   Stockholders'  Comprehen-
(000's omitted)                       Stock        Capital      Earnings   by ESOP       Income, Net     Equity         sive Income

BALANCE, June 30, 1996                $--          $    --      $44,540    $    --       $(249)          $ 44,291
  Net income for the year
    ended June 30, 1997                --               --        4,643         --          --              4,643       $4,643
  Change in unrealized gain
    (loss) on securities available
    for sale, net of tax               --               --           --         --         158                158          158

BALANCE, June 30, 1997/
  Comprehensive income                 --               --       49,183         --         (91)            49,092       $4,801

    Net income for the year ended
      June 30, 1998                    --               --        4,087         --          --              4,087       $4,087
    Change in unrealized gain
      (loss) on securities available
      for sale, net of tax             --               --           --         --         103                103          103

BALANCE, June 30, 1998/
  Comprehensive income                 --               --       53,270         --          12             53,282       $4,190

    Net income for the year ended
      June 30, 1999                    --               --        2,431         --          --              2,431       $2,431
    Change in unrealized gain
      (loss) on securities available
      for sale, net of tax             --               --           --         --        (256)              (256)        (256)

    Comprehensive income               --               --           --         --          --                 --       $2,175

    Issuance of 9,257,500 shares
      of $.01 par value common
      stock in initial public
      offering, net of conversion-
      related expenses                 92           90,258           --         --          --             90,350
    Issuance of 277,725 shares
      of $.01 par value common
      stock to the Cohoes Savings
      Foundation, Inc.                  3            2,774           --         --          --              2,777
    Cash dividends paid                --               --         (528)        --          --               (528)
    Public market purchases
      of 762,818 shares of Cohoes
      Bancorp, Inc. common stock
      by ESOP                          --               --           --     (9,137)         --             (9,137)
    ESOP shares allocated and
      committed to be released         --              (28)          --        539          --                511

BALANCE, June 30, 1999                $95          $93,004      $55,173    $(8,598)      $(244)          $139,430


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS * Cohoes Bancorp, Inc. & Subsidiary


                                                                   FOR THE YEARS ENDED JUNE 30,
(000's omitted)                                                  1999         1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   2,431    $  4,087    $  4,643

  Adjustments to reconcile net income to net cash provided by operating activities--Charitable contribution to the
    Cohoes Savings Foundation, Inc.                                  2,777          --          --
  Depreciation                                                       1,296       1,117       1,101
  Amortization of purchased and originated
    mortgage servicing rights                                          203         185         169
  Provision for loan losses                                          1,235       1,400       1,325
  ESOP compensation expense                                            511          --          --
  (Increase) decrease in deferred income tax                        (1,028)       (317)          1
  Net gain on investment securities redeemed                            --          --          (3)
  Net (gain) loss on securities available for sale redeemed             (2)          1         (37)
  Net premium amortization of investment securities                     45          33          49
  Net (discount) premium amortization of securities
    available for sale                                                  (7)          4         (16)
  Net gain on sale of mortgage loans                                    (6)        (81)       (106)
  Proceeds from sale of loans held for sale                            867       8,304       7,265
  Loans originated for sale                                         (1,162)     (8,087)     (6,745)
  Increase in interest receivable                                     (294)       (272)        (87)
  Increase in other assets                                          (2,436)       (197)       (547)
  Increase (decrease) in other liabilities                           1,083        (154)        856
  Net loss on sale/write-downs of other real estate owned              151         644          55

    Total adjustments                                                3,233       2,580       3,280

    Net cash provided by operating activities                        5,664       6,667       7,923


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of/called investment securities            20,025      13,000       6,624
  Purchase of investment securities                                (37,609)    (40,591)    (10,194)
  Proceeds from the maturity of/called securities
    available for sale                                              26,300      23,650          --
  Proceeds from the sale of securities available for sale               --          60         287
  Purchase of securities available for sale                        (30,600)    (42,305)    (18,552)
  Proceeds from principal reduction in investment securities         8,508       7,408       4,219
  Proceeds from principal reduction
    in securities available for sale                                 8,031       5,448       3,887
  Net loans made to customers                                     (111,308)    (16,723)     (8,418)
  Originated mortgage servicing rights                                  (1)        (81)       (104)
  Proceeds from sale of other real estate owned                      1,461       1,815       1,239
  Capital expenditures                                              (1,794)       (763)     (1,827)

    Net cash used in investing activities                         (116,987)    (49,082)    (22,839)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in mortgagors' escrow deposits             1,793         (68)        (71)
  Net increase (decrease) in borrowings                             29,148      19,897      (2,100)
  Net (decrease) increase in deposits                               (3,418)     20,151      24,851
  Issuance of common stock, net                                     90,350          --          --
  Cash dividends paid                                                 (528)         --          --
  Purchase of shares for ESOP                                       (9,137)         --          --

    Net cash provided by financing activities                      108,208      39,980      22,680

    Net increase (decrease) in cash and cash equivalents            (3,115)     (2,435)      7,764

CASH AND CASH EQUIVALENTS, beginning of year                        14,229      16,664       8,900

CASH AND CASH EQUIVALENTS, end of year                           $  11,114    $ 14,229    $ 16,664


ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
  Interest paid                                                  $  20,171    $ 19,235    $ 17,664
  Taxes paid                                                         1,893       2,780       3,113

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Transfer of loans to other real estate owned                   $   1,827    $  1,094    $  2,677


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS * Cohoes Bancorp, Inc. & Subsidiary

                        JUNE 30, 1999, 1998 AND 1997
                     (000's omitted, except share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Cohoes Bancorp, Inc. (the "Company") and subsidiary conform, in all material respects, to generally accepted accounting principles and to general practice within the savings bank industry. The Company utilizes the accrual method of accounting for financial reporting purposes.

As more fully discussed in Note 2, Cohoes Bancorp, Inc., a Delaware corporation, was organized by the Bank for the purpose of acquiring all of the capital stock of the Bank pursuant to the conversion of the Bank from a New York mutual savings bank to a New York stock savings bank. The Company is subject to the financial reporting requirements of the Securities and Exchange Act of 1934, as amended.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cohoes Savings Bank (the "Bank"). All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported assets and liabilities as of the date of the consolidated statements of financial condition. The same is true of revenues and expenses reported for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned, management obtains appraisals for significant properties.

Investment Securities and Securities Available for Sale

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of securities, including mortgage-backed securities, at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of stockholders' equity. Gains and losses on disposition of all investment securities are based on the adjusted cost of the specific security sold. At June 30, 1999 and 1998, the Bank did not hold any securities considered to be trading securities.

Unrealized losses on securities which reflect a decline in value which is other than temporary, if any, are charged to income and reported as a component of "other noninterest income" in the consolidated statements of operations.

The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

Loans Receivable and Loan Fees

Loans receivable are reported at the principal amount outstanding, net of unearned discount, net deferred loan fees and an allowance for loan losses. Discounts on loans are accreted to income using a method which approximates the level yield interest method. Interest income on loans is not recognized when considered doubtful of collection by management.

The Bank accounts for fees and costs associated with loan originations in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated With Originating and Acquiring Loans and Initial Direct Costs of Leases." Fees received from loan originations and certain related costs are deferred and are amortized into income so as to provide for a level-yield of interest on the underlying loans.

Allowance for Loan Losses

A substantial portion of the Bank's loans are secured by real estate located in the Albany, New York area and the Metropolitan New York City area. In addition, a substantial portion of the other real estate owned is located in the Albany, New York area. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are dependent upon market conditions in these market areas.

Management believes that the allowance for loan losses is adequate and that other real estate owned is recorded at its fair value less an estimated cost to sell these properties. While management uses available information to recognize losses on loans and other real estate owned, future additions to the allowance or write-downs of other real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and other real estate owned. Such agencies may require the Bank to recognize additions to the allowance or write down other real estate owned based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

SFAS No. 114 defines an impaired loan as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. The Bank applies the impairment criteria to all loans, except for large groups of smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgages and consumer installment loans.

Mortgage Loans Held for Sale

Management determines the appropriate classification of mortgage loans at the time that rate lock agreements are entered into with the customer. If management has the intent and the Bank has the ability at the time of rate lock to hold the loans to maturity, they are classified as mortgage loans and carried at the amount of unpaid principal, net of deferred fees, reduced by the allowance for loan losses. Mortgage loans not intended to be held to maturity are classified as "held for sale" and carried at the lower of aggregate cost or fair value as determined by outstanding commitments from investors or current market prices for loans with no commitments.

Loan servicing revenues and expenses are recognized when service fees are earned and expenses are incurred. The mortgage loans being serviced are not included in these consolidated financial statements as they are not assets of the Bank. Purchased mortgage servicing rights represent the costs of acquiring the rights to service mortgage loans originated by other institutions; such costs are capitalized and amortized into servicing fee income over the estimated period of net servicing income, adjusted for significant prepayments and payoffs of the underlying serviced loans.

Gains or losses on sales of mortgage loans held for sale are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains and losses are increased or decreased by the amount of excess servicing fees recorded, if any. Net deferred origination fees are recognized at the time of sale in the gain or loss determination. Gains and losses are decreased or increased for commissions and legal fees on loan closings, and direct employee costs related to loan originations. These costs amounted to $2, $36 and $34, for the years ended June 30, 1999, 1998 and 1997, respectively.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.

Other Real Estate Owned

Other real estate owned includes foreclosed real estate properties. Other real estate owned is recorded at the lower of cost or the fair value of the asset acquired less an estimate of the costs to sell the asset. Fair value of other real estate owned is generally determined through independent appraisals. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the asset received less costs to sell, is charged to the allowance for loan losses. Subsequent declines in the fair value of such assets, or increases in the estimated costs to sell the properties and net operating expenses of such assets, are charged directly to other noninterest expense. At June 30, 1999 and 1998, these properties consisted of residential and commercial mortgage properties located in the Albany, New York area.

Income Taxes

For Federal income and New York State franchise tax purposes, the Bank utilizes the accrual basis method of accounting.

The Bank utilizes the asset and liability method of accounting for income taxes required under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Instruments

In the normal course of business, the Bank is a party to certain financial instruments with off-balance sheet risk such as commitments to extend credit, unused lines of credit and letters of credit. The Bank's policy is to record such instruments when funded.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, cash and cash equivalents consist of cash, due from banks, federal funds sold and interest-bearing deposits with banks.

Earnings Per Share

Earnings per share is computed in accordance with the provisions of SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net income since conversion by the weighted average number of common shares outstanding. Diluted EPS is computed using the same method as basic EPS, but reflects the potential dilution of common stock equivalents. There were no dilutive common stock equivalents for the year ended June 30, 1999. Employee Stock Ownership Plan (ESOP) shares that have been allocated to participants' accounts or are committed to be released for allocation are considered outstanding for EPS calculation. Since the conversion on December 31, 1998, basic and diluted weighted average common shares outstanding was 8,797,601 shares (adjusted for unallocated ESOP shares). Net income since conversion was $3.3 million.

Employee Benefits

The Company follows the provisions of the AICPA's Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires that compensation expense be recognized in an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the common stock during the year. The difference between the average fair value and the weighted average per share cost of shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." SFAS No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in previously issued accounting standards. The Company adopted SFAS No. 132 in fiscal 1999 and restated the fiscal 1998 disclosure accordingly.

Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1999. All comparative financial statements provided for earlier periods have been reclassified to reflect application of the provisions of this Statement.

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income includes revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.

Comprehensive income and accumulated other comprehensive income are reported net of related income taxes. Accumulated other comprehensive income for the Company consists solely of unrealized holding gains or losses on available-for-sale securities.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities.

In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133". This statement defers the adoption of SFAS No. 133 by one year.

As the Company does not engage in derivatives trading and does not hold any derivative positions as of June 30, 1999, this statement will not have an effect on the Company's financial statements when adopted prospectively by the Company on July 1, 2000.

Reclassifications

Amounts in the prior year's consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

2. ORGANIZATION/FORM OF OWNERSHIP

On May 21,1998, the Board of Trustees adopted a Plan of Conversion ("Plan") to convert the Bank from a New York mutual savings bank to a New York stock savings bank and to become a wholly owned subsidiary of a new Delaware corporation to be organized at the direction of the Bank. The Company is regulated by the Office of Thrift Supervision ("OTS"). The Company completed its initial public offering on December 31, 1998 and issued 9,257,500 shares of common stock resulting in proceeds of $90.4 million, net of expenses totaling $2.2 million. The Company used $45.2 million or 50% of the net proceeds to purchase all of the outstanding stock of the Bank. The Company also loaned $9.1 million to the ESOP which purchased 762,818 shares of the Company's stock in the initial public offering.

As part of the Plan of Conversion, the Company formed the Cohoes Savings Foundation, Inc. and donated 277,725 shares of the Company valued at approximately $2.8 million. The Company recorded a contribution expense charge and a corresponding deferred tax benefit of $1.1 million for this donation. The formation of this private charitable foundation is to further the Bank's commitment to the communities that it serves.

Additionally, the Bank established, in accordance with the requirements of the OTS a liquidation account for $54.5 million which was equal to its capital as of the date of the latest consolidated statement of financial condition (September 30, 1998) appearing in the IPO prospectus. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. During fiscal 1999, the Company paid cash dividends totaling $528.

3. MERGER TERMINATION

On July 31, 1998, the Bank and SFS Bancorp, Inc. ("SFS"), parent of Schenectady Federal Savings Bank, executed an Agreement and Plan of Merger.

On October 23, 1998, the proposed merger was terminated. In connection with the termination, the Bank paid an agreed-upon breakup fee of $2.0 million to SFS.

4. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's and the Company's actual capital amounts and ratios are presented in the following tables:

                                                                             To Be Well
                                                          For Capital     Capitalized Under
                                                           Adequacy       Prompt Corrective
                                       Actual              Purposes       Action Provisions

Bank                             Amount      Ratio    Amount     Ratio    Amount     Ratio

As of June 30, 1999:
  Total capital
    (to risk weighted assets)    $97,254     23.4%    $33,271    >8.0%    $41,589    >10.0%
  Tier 1 capital
    (to risk weighted assets)     93,229     22.4      16,636    >4.0      24,953     >6.0
  Tier 1 capital
    (to average assets)           93,229     15.5      24,076    >4.0      30,095     >5.0


                                       Actual

Consolidated                     Amount      Ratio

As of June 30, 1999:
  Total capital
    (to risk weighted assets)    $143,455    34.4%
  Tier 1 capital
    (to risk weighted assets)     139,430    33.5
  Tier 1 capital
    (to average assets)           139,430    23.2

                                                                             To Be Well
                                                          For Capital     Capitalized Under
                                                           Adequacy       Prompt Corrective
                                       Actual              Purposes       Action Provisions

Bank                             Amount      Ratio    Amount     Ratio    Amount     Ratio

As of June 30, 1998:
  Total capital
    (to risk weighted assets)    $56,803     17.1%    $26,601    >8.0%    $33,251    >10.0%
  Tier 1 capital
    (to risk weighted assets)     53,270     16.0      13,300    >4.0      19,951     >6.0
  Tier 1 capital
    (to average assets)           53,270     10.6      20,063    >4.0      25,079     >5.0


5. SECURITIES AVAILABLE FOR SALE

The amortized cost of securities available for sale and their related estimated fair values at June 30, 1999 and 1998, are as follows:

                                                            June 30, 1999

                                                         Gross         Gross
                                            Amortized    Unrealized    Unrealized    Estimated
                                            Cost         Gains         Losses        Fair Value

Debt securities:
  U.S. Government and agencies              $15,991      $  1          $(245)        $15,747
  Other obligations                             379         5             (5)            379
  Mortgage-backed securities                 21,142        32           (257)         20,917
  Collateralized mortgage obligations         1,411         1            (13)          1,399

    Total debt securities                    38,923        39           (520)         38,442

Equity securities                             6,212        89             (1)          6,300

    Total securities available for sale     $45,135      $128          $(521)        $44,742


                                                            June 30, 1998

                                                         Gross         Gross
                                            Amortized    Unrealized    Unrealized    Estimated
                                            Cost         Gains         Losses        Fair Value

Debt securities:
  U.S. Government and agencies              $23,296      $ --          $(59)         $23,237
  Other obligations                             271         5            --              276
  Mortgage-backed securities                 16,855        91            --           16,946
  Collateralized mortgage obligations         4,019         8           (24)           4,003

    Total debt securities                    44,441       104           (83)          44,462

Equity securities                             4,260        --            (2)           4,258
    Total securities available for sale     $48,701      $104          $(85)         $48,720


The equity investment securities at June 30, 1999 and 1998 consist primarily of common stock of the Federal Home Loan Bank of New York.

A summary of maturities of debt securities available for sale at June 30, 1999 is as follows:

                                                  Amortized         Estimated
                                                  Cost              Fair Value

Within one year                                   $ 1,000           $ 1,002
From one to five years                             27,211            26,912
After five years to ten years                         797               798
After ten years                                     9,915             9,730

    Total debt securities available for sale      $38,923           $38,442


During the three years ended June 30, 1999, there were no sales of debt securities available for sale.

6. INVESTMENT SECURITIES

The amortized cost of securities held for investment and their related estimated fair values at June 30, 1999 and 1998 are as follows:


                                                   June 30, 1999

                                                Gross         Gross
                                   Amortized    Unrealized    Unrealized    Estimated
                                   Cost         Gains         Losses        Fair Value

Investment securities:
  U.S. Government and agencies     $27,505      $--           $(457)        $27,048
  Other obligations                  2,148        1              (4)          2,145
  Mortgage-backed securities        24,802       47            (321)         24,528

    Total investment securities    $54,455      $48           $(782)        $53,721


                                                   June 30, 1998

                                                Gross         Gross
                                   Amortized    Unrealized    Unrealized    Estimated
                                   Cost         Gains         Losses        Fair Value

Investment securities:
  U.S. Government and agencies     $22,025      $  6          $(32)         $21,999
  Other obligations                    388         1            --              389
  Mortgage-backed securities        23,011       153            (5)          23,159

    Total investment securities    $45,424      $160          $(37)         $45,547

A summary of maturities of debt securities held for investment at June 30, 1999 is as follows:

                                                  Amortized         Estimated
                                                  Cost              Fair Value

Within one year                                   $ 3,096           $ 3,088
From one to five years                             38,380            37,923
After five years to ten years                       2,924             2,865
After ten years                                    10,055             9,845

     Total debt securities held for investment    $54,455           $53,721

There were no sales of securities held for investment during the three years ended June 30, 1999.

7. NET LOANS RECEIVABLE

A summary of loans at June 30, 1999 and 1998 is as follows:

                                             1999            1998

Mortgage loans on real estate:
  Residential adjustable rate loans          $134,419        $170,010
  Commercial real estate                      138,288          93,229
  Residential fixed rate loans                185,769          87,715
  FHA and VA insured loans                        533             674

    Total mortgage loans                      459,009         351,628

Other loans:
  Conventional second mortgages                12,724          15,093
  Home equity lines of credit                  20,090          21,976
  Commercial business loans                    22,054          14,991
  Home improvement loans                          349             547
  Auto loans                                    9,658           9,783
  Credit card loans                                --           1,655
  Personal loans, secured and unsecured           565             409
  Other loans                                     330             228

    Total other loans                          65,770          64,682

  Less:
    Deferred loan origination fees and costs      251             (18)
    Allowance for loan losses                  (4,025)         (3,533)

    Net loans                                $521,005        $412,759


Changes in the allowance for loan losses for the three years ended June 30, 1999 were as follows:

                                          1999     1998     1997

Balance, beginning of year                $3,533   $3,105   $ 3,249
  Provision charged to operations          1,235    1,400     1,325
  Loans charged-off, net                    (743)    (972)   (1,469)

Balance, end of year                      $4,025   $3,533   $ 3,105


The following table sets forth the information with regard to nonperforming loans at June 30, 1999 and 1998:

                                                       1999       1998

Loans on nonaccrual status and in the
  process of foreclosure                               $3,548     $2,545
Loans on nonaccrual status but not in
  the process of foreclosure                              773      1,118
Loans past due 90 days or more and
  still accruing interest                                  --         57
Loans restructured as to payment terms
  and/or interest rates                                   672      1,929

  Total nonperforming loans                            $4,993     $5,649


Accumulated interest income on nonaccrual loans of approximately $381, $214 and $262 was not recognized as income in the years ended June 30, 1999, 1998 and 1997, respectively. There are no commitments to extend further credit on nonperforming loans.

As of June 30, 1999 and 1998, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                         1999                    1998

                                Recorded     Valuation   Recorded     Valuation
                                Investment   Allowance   Investment   Allowance

Valuation allowance required    $672         $73         $1,638       $344
Valuation allowance
  not required                    --          --            630         --

    Total                       $672         $73         $2,268       $344


This allowance is included in the allowance for loan losses on the consolidated statements of financial condition.

The average recorded investment in impaired loans for the years ended June 30, 1999 and 1998 was approximately $1.8 million and $2.1 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. The Bank recognized interest of $198, $215 and $185 on impaired loans for the years ended June 30, 1999, 1998 and 1997, respectively. Accumulated interest income on impaired loans of approximately $9, $15 and $18 was not recognized as income in the years ended June 30, 1999, 1998 and 1997, respectively.

8. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at June 30, 1999 and 1998:

                                                           1999     1998

Loans                                                      $2,827   $2,531
Investment securities and securities available for sale       949      951

    Total accrued interest receivable                      $3,776   $3,482


9. PREMISES AND EQUIPMENT

Premises and equipment consist of the following at June 30, 1999 and 1998:

                                                          1999        1998

Land                                                      $ 1,707     $ 1,529
Building and leasehold improvements                         7,060       6,553
Furniture, fixtures and equipment                           7,390       6,284

                                                           16,157      14,366
Less--Accumulated depreciation                             (8,356)     (7,063)

    Premises and equipment, net                           $ 7,801     $ 7,303


Amount charged to depreciation expense was $1.3 million, $1.1 million and $1.1 million for the years ended June 30, 1999, 1998 and 1997, respectively.

10. MORTGAGE SERVICING RIGHTS

The following is a summary of the mortgage servicing rights activity during the years ended June 30, 1999, 1998 and 1997:

                                              1999      1998      1997

Balance, beginning of year                    $1,042    $1,146    $1,211
  Mortgage servicing rights originated
    from unrelated third parties                   1        81       104
  Amortization of mortgage servicing
    rights included as a reduction of
    servicing fee income in the
    consolidated statements of operations       (203)     (185)     (169)

Balance, end of year                          $  840    $1,042    $1,146


Serviced Loans

The total loans serviced by the Bank for unrelated third parties were approximately $189.7 million, $233.1 million and $256.9 million at June 30, 1999, 1998 and 1997, respectively.

11. DUE TO DEPOSITORS

Due to depositors account balances as of June 30, 1999 and 1998 are summarized as follows:

                                        Range of
                                        Interest Rate     1999        1998

Savings accounts                        2.0%-4.9%         $151,763    $142,867
Money market accounts                    2.8-4.0            23,329      21,672
Time deposits                            1.5-7.6           205,215     231,049
Commercial deposits                      0.0-1.8            19,271      15,957
Demand accounts                          0.0-1.5            46,545      37,996

    Total due to depositors                               $446,123    $449,541


Time deposits over $100,000 amounted to approximately $27.8 million and $31.1 million at June 30, 1999 and 1998, respectively.

The approximate amount of contractual maturities of time deposits for the years subsequent to June 30, 1999 is as follows:

Years ending June 30:
  2000                     $145,389
  2001                       35,295
  2002                        7,714
  2003                       12,176
  2004 and thereafter         4,641

     Total time deposits   $205,215

Interest expense on deposits for the years ended June 30, 1999, 1998 and 1997, is summarized as follows:

                                             1999       1998       1997

Savings accounts                             $ 4,667    $ 4,459    $ 4,359
Money market accounts                            686        569        447
Time deposits                                 11,810     13,484     12,487
Demand accounts                                  353        304        275

    Total interest expense on deposits       $17,516    $18,816    $17,568


12. BORROWINGS

Information concerning borrowings, which primarily consist of Federal Home Loan Bank ("FHLB") advances, for the years ended June 30, 1999, 1998 and 1997 is summarized as follows:

                                             1999       1998       1997

Average balance during the year              $43,270    $ 5,467    $ 2,392
Average interest rate during the year           5.73%      6.07%      5.56%
Maximum month-end balance during the year    $52,038    $19,983    $16,157

Interest expense on borrowings               $ 2,479    $   332    $   133


FHLB advances are made at fixed rates with remaining maturities of approximately 9 years as of June 30, 1999.

FHLB advances are collateralized by all FHLB stock owned by the Bank in addition to a blanket pledge of eligible assets in an amount required to be maintained so that the estimated fair value of such eligible assets exceeds, at all times, 110% of the outstanding advances.

13. EMPLOYEE BENEFITS

401(k) Retirement Savings Plan

The Bank sponsors a 401(k) Retirement Savings Plan which is available to all full-time employees who have been employed by the Bank for a minimum of one year and are at least 21 years of age. The Plan allows employees to defer up to 15% of their salary on a pretax basis through contributions to the Retirement Savings Plan. The Bank matches 50% of employee contributions up to a maximum of 6% of the amount deferred by the employee. The maximum contribution an employee may make which is subject to matching by the Bank is set annually by the Board of Directors.

Employees may also make additional voluntary after-tax contributions to the Plan, which are not matched by the Bank, up to an additional 10% of the employee's salary. Total 401(k) Plan expenses for the years ended June 30, 1999, 1998 and 1997 were approximately $399, $378 and $319, respectively.

Postretirement Medical and Life Insurance Benefits

The Bank provides postretirement medical and life insurance benefits for full-time employees. All employees who meet the criteria for either normal or early retirement and have at least 10 years of service are eligible. Retired employees are required to contribute toward the cost of coverage as established by the Bank, based on medical and life insurance costs.

Benefit and premium payments are made when they are due and are not funded in advance.

The following table sets forth the status of the postretirement benefit obligation:

                                                 1999             1998

Benefit obligation at beginning of year          $   716          $ 695
Service cost                                          13             12
Interest cost                                         65             49
Benefits paid                                        (61)           (40)
Actuarial (gains)/losses                             236             --

Benefit obligation at end of year                $   969          $ 716

Funded status                                    $  (969)         $(716)
Unrecognized net (gain)/losses from
  actual experience different from assumed           (45)          (281)

    Accrued postretirement benefit cost          $(1,014)         $(997)


Net periodic postretirement benefit cost included the following components:

                                                      1999     1998     1997

Service cost                                          $13      $ 12     $ 10
Interest cost                                          65        49       48
Amortization of net gain from actual experience
  different from assumed                               --       (61)     (58)

    Net periodic benefit cost                         $78      $ --     $ --


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% as of June 30, 1999 and 7.25% as of June 30, 1998 and 1997. For measurement purposes, the assumed health care cost trend rate of 9.5% decreases gradually until an ultimate trend rate of 5.5% is reached over 8 years. In accordance with the terms of the Postretirement Medical Benefit Plan, once costs are 150% of the 1993 level, additional increases become the responsibility of the retiree.

The health care cost trend rate assumption has a significant effect on the amount of obligation and expense reported. To illustrate, increasing the health care trend rate by one percent each year would increase (decrease) the accumulated postretirement benefit obligation as of June 30, 1999 and 1998 by approximately ($5) and $2, respectively, and would have no material effect on the net periodic postretirement benefit cost for the three years ended June 30, 1999.

Employee Stock Ownership Plan

The Company has established an ESOP for eligible employees. Generally all employees of the Company or the Bank who are at least age 21 and have been credited with at least 1,000 hours during a twelve-month period are eligible to participate.

The ESOP borrowed $9.1 million at an interest rate of 7.25% from the Company and used the funds to purchase 762,818 shares of the Company's common stock in the public trading market. The loan is being repaid principally from the Bank's discretionary contributions to the ESOP over a 15-year period. At June 30, 1999, the loan had an outstanding balance of $8.7 million. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after 5 years of vesting service and are immediately vested on death, retirement or disability. In addition, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are added to the employer contributions to the Plan and allocated to other participants.

As of June 30, 1999, 18,363 shares had been specifically allocated, 26,588 shares were committed to be released and 717,867 shares remain unallocated. The fair value of the unallocated ESOP shares was $8.6 million at June 30, 1999.

In accordance with SOP 93-6, the Company recorded compensation expense of $511 for the year ended June 30, 1999 which is equal to the shares specifically allocated and committed to be released by the ESOP multiplied by the average estimated fair value of common stock.

Benefit Restoration Plan

The Bank adopted the Benefit Restoration Plan of Cohoes Savings Bank ("BRP"), in connection with the Conversion, to provide certain designated employees with the benefits that would be due to such employees under the other benefit plans if such benefits were not limited under the Internal Revenue Code. Expense related to the BRP included in the consolidated statement of income for the year ended June 30, 1999 was $17.

14. INCOME TAXES

The components of the income tax expense (benefit) are as follows:

                                       1999       1998      1997

Current tax expense:
  Federal                              $ 2,155    $2,450    $2,440
  State                                    384       517       531
Deferred tax expense (benefit)          (1,028)     (317)        1

    Total income tax expense           $ 1,511    $2,650    $2,972


The provision for income taxes differs from that computed at the federal statutory rate as follows:

                                       1999       1998      1997

Tax at federal statutory rate          $1,341     $2,291    $2,589
ESOP adjustment                           (10)        --        --
State taxes, net of federal benefit       253        341       350
Other, net                                (73)        18        33

    Total income tax expense           $1,511     $2,650    $2,972

Effective rate                          38.33%     39.34%    39.03%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1999 and 1998 are presented below:

                                                            1999       1998

Deferred tax assets:
  Differences in reporting the provision for loan losses    $ 1,731    $1,519
  Differences in reporting certain accrued expenses             862       789
  Contribution carryforward                                     762        --
  Other                                                         146       297

    Total gross deferred tax assets                           3,501     2,605

Deferred tax liabilities:
  Differences in reporting the provision for loan losses        257       385
  Deferred net loan origination fees                            240       218
  Differences in reporting depreciation                          --       107
  Differences in reporting certain accrued expenses             381       296
  Other                                                          --         4

    Total gross deferred tax liabilities                        878     1,010

    Net deferred tax asset at end of year                     2,623     1,595

Net deferred tax asset at beginning of year                   1,595     1,278

    Deferred tax expense (benefit) for the year             $(1,028)   $ (317)


The total deferred tax asset as of June 30, 1999 and 1998 is considered by the Bank to be more likely than not realizable based upon the historical level of taxable income in the prior years as well as the time period during which the items giving rise to the deferred tax assets are expected to turn around.

In addition to the deferred tax assets and liabilities described above, the Bank also has a deferred tax (asset) liability of approximately $(150) and $19 at June 30, 1999 and 1998, respectively, related to the net unrealized gain (loss) on securities available for sale.

Under Section 593 of the Internal Revenue Code, thrift institutions such as the Bank which met certain definitional tests, primarily relating to their assets and the nature of their business, were permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could have been computed using an amount based on the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the nonqualifying reserve. Similar deductions or additions to the Bank's bad debt reserve are permitted under the New York State Bank Franchise Tax; however, for purposes of these taxes, the effective allowable percentage under the PTI Method is approximately 32% rather than 8%.

Effective January 1, 1997, Section 593 was amended, and the Bank is unable to make additions to its tax bad debt reserve, is permitted to deduct bad debts only as they occur and is additionally required to recapture (that is, take into taxable income) over a multiyear period, beginning with the Bank's taxable year beginning on January 1, 1997, the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987, or over a lesser amount if the Bank's loan portfolio has decreased since December 31, 1987. Such recapture requirements would be deferred for each of the two successive taxable years beginning January 1, 1997, in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans originated by the Bank during its six taxable years preceding January 1, 1997. This amendment has no impact on the Bank's results of operations for federal income tax purposes. The New York State tax law has been amended to prevent a similar recapture of the Bank's bad debt reserve, and to permit continued future use of the bad debt reserve method for purposes of determining the Bank's New York State tax liability.

In addition, the Bank has accumulated bad debt reserves for tax purposes of $3.7 million under Section 593 through December 31, 1987 for which no deferred taxes have been provided. Under the tax laws as amended, the event that would result in taxation of these reserves is the failure of the Bank to maintain a specified qualifying-assets ratio or meet other thrift definition tests for New York State tax purposes.

15. COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance Sheet Financing and Concentrations of Credit

The Bank is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include the Bank's commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Unless otherwise noted, the Bank does not require collateral or other security to support financial instruments with credit risk.

Contract amounts of financial instruments that represent credit risk as of June 30, 1999 and 1998 at fixed and variable interest rates are as follows:

                                                              1999

                                                   Fixed     Variable   Total

Financial instruments whose contract amounts
  represent credit risk (including unused lines
  of credit and unadvanced funds):
    Commercial business loans                      $    --   $25,529    $25,529
    Conventional mortgages                           8,195     2,623     10,818
    Commercial mortgage loans                        5,893    20,264     26,157
    Construction loans                                  --     1,439      1,439
    Credit card loans                                   --        --         --
    Consumer loans                                   1,586    14,227     15,813
      Total                                        $15,674   $64,082    $79,756

                                                              1998

                                                   Fixed     Variable   Total

Financial instruments whose contract amounts
  represent credit risk (including unused lines
  of credit and unadvanced funds):
    Commercial business loans                      $    --   $14,897    $14,897
    Conventional mortgages                          11,971     1,338     13,309
    Commercial mortgage loans                           --    11,991     11,991
    Construction loans                                  --       890        890
    Credit card loans                                   --     2,996      2,996
    Consumer loans                                     203    12,886     13,089

      Total                                        $12,174   $44,998    $57,172


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral, if any, required by the Bank upon the extension of credit is based on management's credit evaluation of the customer. Mortgage and construction loan commitments are secured by a first lien on real estate.

Commitments to extend credit may be written on a fixed rate basis, thus exposing the Bank to interest rate risk, given the possibility that market rates may change between commitment and actual extension of credit.

Certain mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 4.5% to 6.75%. These caps expose the Bank to interest rate risk should market rates increase above these limits. As of June 30, 1999 and 1998, $199.3 million and $221.0 million, respectively, of mortgage loans had interest rate caps.

The Bank generally enters into rate lock agreements at the time that loan applications are made. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend credit have been made, as well as with individuals who have not yet received a commitment.

In order to reduce the interest rate risk associated with these items as well as its portfolio of loans held for sale, the Bank enters into agreements to sell loans in the secondary market to unrelated investors. At June 30, 1999 and 1998, the Bank has no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Bank primarily grants consumer and residential loans to customers located in the New York State counties of Albany, Rensselaer, Schenectady and Saratoga. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts are dependent upon the real estate and construction-related sectors of the economy.

Borrowing Arrangements

The Bank has lines of credit available with a correspondent bank totaling approximately $53.6 million. These lines of credit expire on October 28, 1999. As of June 30, 1999, there was no outstanding balances on these lines.

Leases

The Bank leases certain branches, equipment and automobiles under various noncancelable operating leases. The future minimum payments by year and the aggregate, under all significant noncancelable operating leases with initial or remaining terms of one year or more, are as follows:

                          Operating
                          Leases

Year ending June 30:
  2000                    $  457
  2001                       389
  2002                       250
  2003                       178
  2004 and thereafter         60

    Total                 $1,334

Total lease expense was approximately $441, $383 and $298 for the years ended June 30, 1999, 1998 and 1997, respectively.

Contingent Liabilities

In the ordinary course of business, there are various legal proceedings pending against the Bank. Based on consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Bank's statement of financial condition.

16. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for financial instruments. Fair value estimates, methods and assumptions are set forth below.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. The fair value estimates of a significant portion of the Bank's financial instruments were based on judgments regarding future expected net cash flow, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value under SFAS No. 107.

Short-Term Financial Instruments

The fair value of certain financial instruments is estimated to approximate their carrying values because the remaining term to maturity of the financial instruments is less than 90 days or the financial instrument reprices in 90 days or less. Such financial instruments include cash and due from banks, federal funds sold, interest-bearing deposits with banks and accrued interest receivable.

Securities Available for Sale and Investment Securities

Fair values are based upon market prices. If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including residential real estate, commercial real estate and other consumer loans.

The estimated fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan portfolio.

Estimated fair value for nonperforming loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the estimated fair value would be indicative of the value negotiated in an actual sale.

Loans Held for Sale

The estimated fair value of loans held for sale is calculated by either using quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price was used. The estimated fair value of loans held for sale approximated their book value.

Deposit Liabilities

The estimated fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and money market accounts, is regarded to be the amount payable on demand. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

Borrowings

The estimated fair value of FHLB borrowings is based on the discounted value of their contractual cash flows. The discount rate used in the present value computation is estimated by comparison to the current interest rates charged by the FHLB for advances of similar remaining maturities.

Table of Financial Instruments

The carrying values and estimated fair values of financial instruments as of June 30, 1999 and 1998 are as follows:


                                                1999                        1998

                                        Carrying     Estimated      Carrying     Estimated
                                        Value        Fair Value     Value        Fair Value

Financial assets:
  Cash and cash equivalents             $ 11,114     $ 11,114       $ 14,229     $ 14,229
  Mortgage loans held for sale               339          339             38           38
  Securities available for sale           44,742       44,742         48,720       48,720
  Investment securities                   54,455       53,721         45,424       45,547

  Loans                                  525,030      491,167        416,292      425,774
    Less--Allowance for loan losses       (4,025)          --         (3,533)          --

      Net loans receivable               521,005      491,167        412,759      425,774

  Accrued interest receivable              3,776        3,776          3,482        3,482


Financial liabilities:
  Due to depositors--
    Demand, savings and money market
      accounts                           240,908      240,908        218,492      218,492
    Time deposits                        205,215      206,811        231,049      246,220
  Mortgagors' escrow deposits             10,787       10,787          8,994        8,994
  Borrowings                              49,045       50,804         19,897       18,858


Commitments to Extend Credit, Unused Lines of Credit and Standby Letters of Credit

The fair value of commitments to extend credit, unused lines of credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate commitments to extend credit and unused lines of credit, fair value also considers the difference between current levels of interest rates and the committed rates. Based upon the estimated fair value of commitments to extend credit and unused lines of credit, there are no significant unrealized gains or losses associated with these financial instruments.

17. COHOES BANCORP, INC.--PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statement of financial condition as of June 30, 1999 and condensed statements of operations and cash flows for the period from December 31, 1998 through June 30, 1999 should be read in conjunction with the consolidated financial statements and the notes thereto.

Condensed Statement of Financial Condition

(000's omitted)                                             June 30, 1999

Assets:
  Checking account with subsidiary                          $     28
  Investment in subsidiary                                    92,985
  Loan receivable from ESOP                                    8,742
  Loan receivable from subsidiary                             35,700
  Other assets                                                 2,125

    Total assets                                            $139,580

Liabilities:
  Other liabilities                                         $    150

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 9,535,225 shares issued                           95
  Additional paid-in capital                                  93,004
  Retained earnings subject to restrictions                   55,173
  Unallocated common stock held by ESOP                       (8,598)
  Accumulated other comprehensive loss, net of tax              (244)

    Total stockholders' equity                               139,430

    Total liabilities and stockholders' equity              $139,580


Condensed Statement of Operations

(000's omitted)                                            For the Period Ended
                                                           June 30, 1999

Interest income                                            $ 1,371
Interest expense                                                --

  Net interest income                                        1,371

Noninterest income                                              --

Noninterest expenses:
  Contribution to Cohoes Savings Foundation, Inc.            2,777
  Other noninterest expense                                    200

    Total noninterest expense                                2,977

  Net loss before income tax benefit                        (1,606)
  Benefit for income taxes                                     627

Loss before equity in undistributed
  earnings of subsidiary                                      (979)

  Equity in undistributed earnings of subsidiary             3,410

    Net income                                             $ 2,431

Condensed Statement of Cash Flows

(000's omitted)                                            For the Period Ended
                                                           June 30, 1999

Cash flows from operating activities:
  Net income                                               $  2,431

  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Charitable contribution to the Cohoes Savings
        Foundation, Inc.                                      2,777
      Increase in deferred income taxes                        (708)
      Increase in other assets                               (1,417)
      Increase in other liabilities                             150
      Undistributed earnings of subsidiary bank              (3,410)

        Total adjustments                                    (2,608)

        Net cash used by operating activities                  (177)

Cash flows from investing activities:
    Investment in common stock of subsidiary                (45,175)
    Loan made to subsidiary                                 (35,700)
    Loan made to ESOP                                        (8,742)

      Net cash used in investing activities                 (89,617)

Cash flows from financing activities:
    Net proceeds from issuance of common stock in
      initial public offering                                90,350
    Cash dividends paid                                        (528)

      Net cash provided by financing activities              89,822

      Net increase in cash                                       28

Cash, beginning of year                                          --

Cash, end of year                                          $     28

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the years ended June 30, 1999 and 1998 is presented below:

                                Fourth     Third      Second     First
                                Quarter    Quarter    Quarter    Quarter

1999:
  Interest income               $11,209    $11,157    $10,556    $10,116
  Interest expense                4,803      4,786      5,536      5,209

  Net interest income             6,406      6,371      5,020      4,907
  Provision for loan losses         450        425        180        180
  Noninterest income                740        701        797        678
  Noninterest expense             4,038      3,984      8,628      3,793

  Income before income taxes      2,658      2,663     (2,991)     1,612
  Income taxes                      992      1,043     (1,153)       629

  Net income (loss)             $ 1,666    $ 1,620    $(1,838)   $   983

  Earnings per share since
    conversion:
      Basic                     $   .19    $   .18        N/A        N/A

      Diluted                   $   .19    $   .18        N/A        N/A

1998:
  Interest income               $ 9,965    $ 9,415    $ 9,558    $ 9,485
  Interest expense                5,056      4,655      4,785      4,766

  Net interest income             4,909      4,760      4,773      4,719
  Provision for loan losses         820        180        250        150
  Noninterest income                632        706        746        659
  Noninterest expense             3,735      3,420      3,380      3,232

  Income before income taxes        986      1,866      1,889      1,996
  Income taxes                      371        731        750        798

  Net income                    $   615    $ 1,135    $ 1,139    $ 1,198


19. SUBSEQUENT EVENT

On July 2, 1999, a special meeting of Stockholders of the Company was held in which the stockholders voted and approved the adoption of the 1999 Stock Option and Incentive Plan (Option Plan) and the 1999 Recognition and Retention Plan (RRP).

The Company has reserved for future issuance pursuant to the Option Plan 953,523 shares of common stock, which is equal to 10% of the common stock issued in the conversion. Under the Option Plan, stock options (which expire ten years from the date of grant) will be granted to the directors, officers and key employees of the Bank. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of the grant. Options will be exercisable in whole or in part over the vesting period. The options vest ratably over a 5-year period. However, all options become 100% exercisable in the event of death or disability.

Pursuant to the RRP, a total of 381,409 shares of common stock, which is equal to 4% of the common stock issued in the Conversion, will be granted to directors, officers and key employees of the Company. The objective of the RRP is to enable the Company to provide officers, key employees and directors with a proprietary interest in the Company as an incentive to contribute to its success. The RRP shares will be purchased on the public trading market. These purchases will be funded by the Company. Awards vest at a rate of 20% per year, commencing one year from the date of the award. Awards become 100% vested in the event of death or disability.

CORPORATE INFORMATION * Cohoes Bancorp, Inc. & Subsidiary


Corporate Offices

Cohoes Bancorp, Inc.
75 Remsen St.
Cohoes, New York 12047
(518) 233-6500


Annual Meeting

The annual meeting of Cohoes Bancorp, Inc. will be held 10:00 a.m. Tuesday, October 26, 1999 at The Century House, 977 New Loudon Road, Route 9 in Latham, New York.


Form 10-K

For the 1999 fiscal year, Cohoes Bancorp, Inc. will file an Annual Report on Form 10-K. Shareholders wishing a copy may obtain one free of charge by writing:

                  Richard A. Ahl
                  Executive Vice President, Secretary & CFO
                  Cohoes Bancorp, Inc.
                  75 Remsen St.
                  Cohoes, New York 12047


Transfer Agent and Registrar

American Stock Transfer & Trust Company 40 Wall Street  New York, New York 10005


Independent Public Accountants

Arthur Andersen LLP 1345 Avenue of the Americas New York, New York 10105


Special Counsel

Serchuk & Zelermyer, L.L.P. 81 Main Street White Plains, New York 10601


Common Stock

The common stock of Cohoes Bancorp, Inc. trades on the Nasdaq stock market under the symbol "COHB." At September 1, 1999, there were approximately 5,000 holders of record and approximately 2,500 beneficial shareholders.

Cohoes Bancorp, Inc. common stock was issued at $10.00 per share in connection with the Company's initial public offering completed on December 31, 1998. The following table shows the range of high and low sale prices for each quarterly period the Company began trading in January 1999.

1999                                                 High       Low

Third Quarter                                        $13.00     $10.38
Fourth Quarter                                       $12.00     $ 9.25


During fiscal 1999, the Company declared dividends totaling $528,000 or $.06 per share on its common stock. Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Restrictions on dividend payments are described in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.

                            COHOES BANCORP, INC.
                             BOARD OF DIRECTORS

                             Duncan S. MacAffer
                  Chairman, Cohoes Bancorp, Inc.; Attorney

                               Arthur E. Bowen
                     President, Bowen Funeral Home, Inc.

                              Walter H. Speidel
                Retired President & CEO, Cohoes Savings Bank

                              Harry L. Robinson
                    President & CEO, Cohoes Bancorp, Inc.

                              R. Douglas Paton
            Retired stockbroker; independent financial consultant

                             J. Timothy O'Hearn
                       President, Century House, Inc.

                            Chester C. DeLaMater
      Retired Executive Vice President & Secretary, Cohoes Savings Bank

                             Peter G. Casabonne
                    Managing Partner, Fuller Realty, Inc.

                              Michael L. Crotty
                     President, Capitol Equipment, Inc.

                              Donald A. Wilson
                     President, Wilson & Stark CPA, PC.

                           Frederick G. Field Jr.
                  President, Capitol Hill Management, Inc.

Directors of Cohoes Bancorp, Inc. also serve as Directors of Cohoes Savings Bank


                              DIRECTOR EMERITUS

                              Charles R. Crotty


                                  OFFICERS

                     Harry L. Robinson, President & CEO
          Richard A. Ahl Executive Vice President, Secretary & CFO


                             COHOES SAVINGS BANK
                                  OFFICERS

                     Harry L. Robinson, President & CEO
          Richard A. Ahl, Executive Vice President, Secretary & CFO
                   Albert J. Picchi, Senior Vice President
                        Johanna O. Robbins, Treasurer
                    Kathleen Kelleher, Operations Officer
                Tammy L. Kimble, Director of Human Resources
                  John G. Sturn, Director of Retail Banking
                     Lisa A. Malone, Director of Lending

                              Corporate Offices

                             Cohoes Bancorp, Inc.
                               75 Remsen Street
                            Cohoes, New York 12047

                                  EXHIBIT 21

                        SUBSIDIARIES OF THE REGISTRANT

                                                                    EXHIBIT 21

                        SUBSIDIARIES OF THE REGISTRANT

                                                                 State of
                                                    Percent of   Incorporation
Parent                Subsidiary                    Ownership    or Organization

Cohoes Bancorp, Inc.  Cohoes Savings Bank           100%         New York

Cohoes Savings Bank   CSB Financial Services, Inc.  100%         New York

Cohoes Savings Bank   CSB Funding, Inc.             100%         New York

Cohoes Savings Bank   CSB Services Agency, Inc.     100%         New York

Cohoes Savings Bank   Cohoes Realty, Incorporated   100%         New York

CSB Services Agency,  Community Bank Insurance       50%         New York
Inc.                  Brokers of New York, LLC

                                  EXHIBIT 23

                       CONSENTS OF EXPERTS AND COUNSEL

                                                                    EXHIBIT 23
                               ARTHUR ANDERSEN

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statements (Nos. 333-87571 and 333-87569) on Form S-8 of Cohoes Bancorp, Inc. of our report dated August 5,1999 incorporated by reference in Cohoes Bancorp, Inc.'s June 30, 1999 Annual Report on Form 10-K and to all references to our Firm included in these registration statements.

/s/ Arthur Andersen LLP

New York, New York
September 24, 1999

                                  EXHIBIT 27

                           FINANCIAL DATA SCHEDULE