Form 10-Q
period 1999-09-30
COHOES BANCORP INC
filed 1999-11-09
CIK 1070321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended September 30, 1999

                                      or

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

     [ X ] Yes          [ ] No

     As of November 1,1999, there were 9,024,177 shares of the registrant's common stock outstanding.

                                  FORM 10-Q
                             Cohoes Bancorp, Inc.

                                    INDEX

                                                                        Page
PART 1 - FINANCIAL INFORMATION                                          Number

Item 1. Financial Statements

        Consolidated Statements of Financial Condition at
        September 30, 1999 and June 30, 1999                            3

        Consolidated Statements of Income for the three
        months ended September 30, 1999 and 1998                        4

        Consolidated Statements of Changes in Stockholders' Equity
        for the three months ended September 30, 1999 and 1998          5

        Consolidated Statements of Cash Flows for the three
        months ended September 30, 1999 and 1998                        6

        Notes to Consolidated Interim Financial Statements              7-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             12-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk      19


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               19

Item 2. Changes in Securities and Use of Proceeds                       19

Item 3. Defaults Upon Senior Securities                                 19

Item 4. Submission of Matters to a Vote of Security Holders             19

Item 5. Other Information                                               19

Item 6. Exhibits and Reports on Form 8-K                                19

Signature Page                                                          20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     COHOES BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                                              September 30,   June 30,
                                                                              1999            1999

                                                                                   (In thousands)
ASSETS:

CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                     $  9,977        $  8,886
  Federal funds sold                                                                 -           1,870
  Interest-bearing deposits with banks                                              95             358

    Total cash and cash equivalents                                             10,072          11,114

MORTGAGE LOANS HELD FOR SALE                                                       526             339
SECURITIES AVAILABLE FOR SALE                                                   42,354          44,742
INVESTMENT SECURITIES, approximate fair value of $56,625 and $53,721            57,491          54,455
NET LOANS RECEIVABLE                                                           547,773         521,005
ACCRUED INTEREST RECEIVABLE                                                      3,911           3,776
BANK PREMISES AND EQUIPMENT                                                      7,881           7,801
OTHER REAL ESTATE OWNED                                                          1,208             724
MORTGAGE SERVICING RIGHTS                                                          791             840
OTHER ASSETS                                                                     5,159           5,674

    Total assets                                                              $677,166        $650,470


LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

  Due to depositors                                                           $454,320        $446,123
  Mortgagors' escrow deposits                                                    4,971          10,787
  Borrowings                                                                    83,659          49,045
  Other liabilities                                                              4,676           5,085

    Total liabilities                                                          547,626         511,040

Commitments and contingent  liabilities

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 5,000,000 share authorized; none issued           -               -
  Common stock, $.01 par value; 25,000,000 shares authorized; 9,535,225
    shares issued at September 30, 1999 and June 30, 1999                           95              95
  Additional paid-in capital                                                    93,011          93,004
  Retained earnings-subject to restrictions                                     56,305          55,173
  Treasury stock, at cost (511,048 shares at September 30, 1999)                     -          (6,578)
  Unallocated common stock held by ESOP                                         (8,439)         (8,598)
  Unearned RRP shares                                                                -          (4,505)
  Accumulated other comprehensive loss, net                                       (349)           (244)

    Total stockholders' equity                                                 129,540         139,430

    Total liabilities and stockholders' equity                                $677,166        $650,470

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                   For the three months ended September 30,

                                          1999                1998

                                   (In thousands, except per share amounts)

INTEREST INCOME:

Loan receivable                           $10,212             $ 8,590
Securities available for sale                 600                 705
Investment securities                         865                 707
FHLB stock                                     72                  64
Federal funds sold                              2                  41
Bank deposits                                   2                   9

  Total interest income                    11,753              10,116

INTEREST EXPENSE:

Deposits                                    4,145               4,796
Mortgagors' escrow deposits                    45                  39
Borrowings                                    924                 374

  Total interest expense                    5,114               5,209

Net interest income                         6,639               4,907
Provision for loan losses                     340                 180

Net interest income after
  provision for loan losses                 6,299               4,727

NONINTEREST INCOME:

Service charges on deposits                   203                 198
Loan servicing revenue                         76                 105
Net gain on sale of mortgage loans              2                   6
Other                                         381                 369

  Total noninterest income                    662                 678

NONINTEREST EXPENSE:

Compensation and benefits                   2,601               2,012
Occupancy                                     764                 796
FDIC deposit insurance premium                 17                  12
Advertising                                   123                  75
Other                                         806                 898

  Total noninterest expense                 4,311               3,793

Income before income tax expense            2,650               1,612
Income tax expense                          1,005                 629

NET INCOME                                $ 1,645             $   983

Net income per share

    Basic                                 $   .19             $   N/A

    Diluted                               $   .19             $   N/A

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                          Unallocated
                                                                             Accumulated  common                             Com-
                                           Additional                        other com-   stock        Unearned              prehen-
                                  Common   paid in     Retained   Treasury   prehensive   held by      RRP                   sive
                                  stock    capital     earnings   stock      loss, net    ESOP         shares     Total      income

Three Months Ended
September 30, 1999

Balance at June 30, 1999          $95      $93,004     $55,173    $      -   $(244)       $(8,598)     $     -    $139,430

Net Income, July 1, 1999
  September 30, 1999                -            -       1,645           -       -              -            -       1,645   $1,645

ESOP shares committed
  to be released                    -            7           -           -       -            159            -         166


Cash dividends paid                 -            -        (513)          -       -              -            -        (513)


Public market purchase of
  857,170 shares of Cohoes
  Bancorp, Inc. common stock        -            -           -     (11,083)      -              -            -     (11,083)


Granting of restricted stock
  under RRP                         -            -           -       4,505       -              -       (4,505)          -


Change in unrealized loss on
  securities available for sale,    -            -           -           -    (105)             -            -        (105)    (105)
  net

Balance, September 30, 1999       $95      $93,011     $56,305    $ (6,578)  $(349)       $(8,439)     $(4,505)   $129,540   $1,540

     See accompanying notes to conolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                                For the three months ended September 30,

                                                                                       1999                 1998

                                                                                             (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                         $  1,645             $   983

  Adjustments to reconcile net income to net cash provided by operating activities-

    Depreciation                                                                            328                 327
    Amortization of purchased and originated mortgage servicing rights                       49                  49
    Provision for loan losses                                                               340                 180
    ESOP compensation expense                                                               166                   -
    Net (gain) loss on securities available for sale                                         (1)                  -
    Net premium (discount) amortization of investment securities                             10                  22
    Net premium (discount) amortization of securities available for sale                      -                  (4)
    Net gain on sale of mortgage loans                                                       (2)                 (6)
    Proceeds from sale of loans held for sale                                               877                 378
    Loans originated for sale                                                            (1,062)               (334)
    (Increase) decrease in interest receivable                                             (135)                 57
    Increase in other assets                                                                515                (687)
    Increase (decrease) in other liabilities                                               (409)                166
    Net loss on sale of other real estate owned                                              34                  68

      Total adjustments                                                                     710                 216

      Net cash provided by operating activities                                           2,355               1,199


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investment securities called/matured                                        500               2,000
  Purchase of investment securities                                                      (2,014)             (3,991)
  Proceeds from the maturity of securities available for sale                                 -                   -
  Proceeds from securities available for sale called                                          -              15,300
  Proceeds from the sale of securities available for sale                                 1,391                   -
  Purchase of securities available for sale                                                (678)             (9,004)
  Proceeds from principal reduction in investment securities                              1,829               2,213
  Proceeds from principal reduction in securities available for sale                      1,570               1,330
  Net loans made to customers                                                           (31,155)            (16,860)
  Originated mortgage servicing rights                                                        -                   -
  Proceeds from sale of other real estate owned                                             169                  48
  Capital expenditures                                                                     (408)               (243)

      Net cash used in investing activities                                             (28,796)             (9,207)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in mortgagors' escrow deposits                                            (5,816)             (4,795)
  Net Increase in borrowings                                                             34,614              19,792
  Net increase (decrease) in deposits                                                     8,197                (893)
  Purchase of treasury shares                                                           (11,083)                  -
  Cash dividends paid                                                                      (513)                  -

      Net cash provided by financing activities                                          25,399              14,104

      Net increase (decrease) in cash and cash equivalents                               (1,042)              6,096

CASH AND CASH EQUIVALENTS, beginning of period                                           11,114              14,229


CASH AND CASH EQUIVALENTS, end of period                                               $ 10,072             $20,325


ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:

  Interest paid                                                                        $  5,277             $ 5,223
  Taxes paid                                                                              1,040                 540


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

      Transfer of loans to other real estate owned                                     $    687             $   410

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

     The consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending June 30, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10K.

2. Earnings Per Share

     On December 31, 1998, Cohoes Bancorp, Inc. completed its initial stock offering of 9,257,500 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (762,818) were purchased by the Cohoes Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. As of September 30, 1999, 18,363 shares have been released and 39,880 have been committed to be released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 704,573 shares have not yet been released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding. The following is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (EPS) calculations for the three months ended September 30, 1999.

                                                                      Weighted
                                                                      Average
                                                       Net income     shares           Per share
                                                       (numerator)    (denominator)    amount

                                                       (In thousands, except per share amounts)

Basic EPS                                              $1,645         8,562,120        $ 0.19

Dilutive effect of potential common shares
  related to stock based compensation plans                 -            29,579

                                                       $1,645         8,591,699        $ 0.19

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

                                                 September 30,1999        June 30, 1999

                                                 Amount      % of Total   Amount      % of Total

                                                            (Dollars in thousands)
Real estate loans:
  One-to-four family real estate                 $329,284     59.67%      $320,721     61.12%
  Multi-family and commercial real estate         150,403     27.26        138,288     26.35

    Total real estate loans                       479,687     86.93        459,009     87.47

Consumer loans:

  Home equity lines of credit                      19,629      3.56         20,090      3.83
  Conventional second mortgages                    12,101      2.19         12,724      2.42
  Automobile loans                                  9,708      1.76          9,658      1.84
  Other consumer loans                              1,508      0.27          1,244      0.24

    Total consumer loans                           42,946      7.78         43,716      8.33

Commercial business loans                          29,187      5.29         22,054      4.20

    Total loans                                   551,820    100.00%       524,779    100.00%

Less:

  Net deferred loan origination fees and costs        286                      251
  Allowance for loan losses                        (4,333)                  (4,025)

    Net loans receivable                         $547,773                 $521,005

5. Non-Performing Assets

     The following table sets forth information regarding non-accrual loans, other past due loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                            September 30,   June 30,
                                                                            1999            1999

                                                                             (Dollars in thousands)
Non-accrual loans:
  One-to-four family real estate                                            $ 1,967         $2,674
  Multi-family and commercial real estate                                     1,300          1,364
  Conventional second mortgages                                                  31              9
  Consumer loans                                                                190            212
  Commercial business loans                                                                     62
                                                                                 62


    Total non-accrual loans                                                   3,550          4,321

Loans contractually past due 90 days or more and still accruing interest:

  Consumer loans                                                                  -              -

    Total loans 90 days or more and still accruing interest                       -              -

Troubled debt restructurings                                                    651            672

    Total non-performing loans                                                4,201          4,993

Other real estate owned (ORE)                                                 1,208            724

    Total non-performing assets                                             $ 5,409         $5,717

Allowance for loan losses                                                   $ 4,333         $4,025

Coverage of non-performing loans                                             103.14%         80.62%

Total non-performing loans as a percentage of total loans                       .76%           .95%

Total non-performing loans as a percentage of total assets                      .62%           .77%


6. Allowance for Loan Losses

     The following table sets forth the activity in the allowance for loan losses at the dates and for the periods indicated.

                                              At or for the three months
                                                 ended September 30,

                                              1999                  1998

                                                    (In thousands)

Allowance for loan losses, beginning period   $4,025                $3,533
Charge-off loans:
  Real estate loans
    One-to-four family real estate                45                    50
    Multi-family and commercial real estate        -                     -

      Total real estate loan charge-offs          45                    50

  Commercial business loans charge-offs            -                     -

  Consumer loans
    Home equity lines of credit                    -                     -
    Conventional second mortgages                  -                     -
    Automobile loans                               -                     5
    Credit cards                                   -                    61
    Other consumer loans                           5                    10

      Total consumer loan charge-offs              5                    76

  Total charged-offs loans                        50                   126

Recoveries on loans previously charged-off:
  Real estate loans
    One-to-four family real estate                 7                    21
    Multi-family and commercial real estate        -                     -

      Total real estate loan recoveries            7                    21

  Commercial business loan recoveries              -                     1

  Consumer loans
    Home equity lines of credit                    -                     -
    Conventional second mortgages                  -                     -
    Automobile loans                               -                     -
    Credit cards                                   9                     9
    Other consumer loans                           2                     2

      Total consumer loan recoveries              11                    11

  Total recoveries                                18                    33

  Net loans charged-off                           32                    93

  Provision for loan losses                      340                   180

  Allowance for loan losses, end of period    $4,333                $3,620

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

Financial Condition

     For the three month period ending September 30, 1999, total assets of the company increased $26.7 million, or 4.1%, from $650.5 million at June 30, 1999 to $677.2 million at September 30, 1999. This increase in total assets was primarily attributable to a $26.8 million, or 5.1%, increase in net loans receivable which increased from $521.0 at June 30, 1999 to $547.8 million at September 30, 1999. The increase in the loan portfolio was primarily the result of an increase in commercial mortgage and commercial business loan closings during the quarter. The commercial mortgage portfolio increased $12.1 million, or 8.7% and commercial business loans increased $7.1 million, or 32.1%.

     Deposits increased $8.2 million, or 1.8%, from $446.1 million at June 30, 1999, to $454.3 million at September 30, 1999. This increase was primarily attributable to the deposit growth in newly opened branches.

     Borrowings, comprised primarily of Federal Home Loan Bank advances, increased $34.6 million, or 70.6%, from $49.0 million at June 30, 1999 to $83.7 million at September 30, 1999. This increase was primarily the result of additional Federal Home Loan Bank advances used to fund loan growth.

     Total stockholder's equity decreased $9.9 million, or 7.1%, from $139.4 million at June 30, 1999 to $129.5 million at September 30, 1999. The decrease was primarily attributable to the purchase of treasury stock of $11.1 million. The book value per share at September 30,1999 was $14.35.

     Average Balance Sheets.   The following table set forth certain
information relating to the Company for the three months ended September 30, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred origination fees and costs which are considered yield adjustments.


                                                        Three Months Ended September 30,

                                                    1999                                 1998

                                      Average       Interest               Average       Interest
                                      Outstanding   Earned/      Yield/    Outstanding   Earned/     Yield/
                                      Balance       Paid         Rate      Balance       Paid        Rate

                                                                   (Dollars in thousands)

Interest-earning assets
  Loans receivable                    $540,186      $10,212      7.50%     $424,261      $ 8,590     8.03%
  Securities available for sale         39,212          600      6.07        43,941          705     6.37
  Investments securities                57,668          865      5.95        47,767          707     5.87
  Federal funds sold                       171            2      4.64         3,027           41     5.37
  FHLB stock                             4,065           72      7.03         3,552           64     7.15
  Other interest-earning assets            195            2      4.07           583            9     6.12

  Total interest-earning assets        641,497       11,753      7.27       523,131       10,116     7.67

Non-earning assets                      23,821                               19,107

  Total assets                        $665,318                             $542,238

Interest-bearing liabilities

  Savings accounts                    $136,667        1,003      2.91      $128,438          959     2.96
  School savings accounts               17,044          182      4.24        17,673          246     5.52
  Money market accounts                 26,714          234      3.48        19,561          171     3.47
  Demand deposits                       65,679          103      0.62        53,834           85     0.63
  Time deposits                        204,752        2,623      5.08       229,496        3,335     5.77
  Escrow accounts                        9,765           45      1.83         8,618           39     1.80
  Borrowings                            65,656          924      5.58        25,010          374     5.93

  Total interest-bearing               526,277        5,114      3.86       482,630        5,209     4.28
    liabilities

Other liabilities                        6,274                                5,481
Stockholders' equity                   132,767                               54,127

  Total liabilities and
    stockholders' equity              $665,318                             $542,238

Net interest income                                 $ 6,639                              $ 4,907

Net interest rate spread                                         3.41%                               3.39%

Net earning assets                    $115,220                             $ 40,501

Net yield on average
  interest-earning assets                                        4.11%                               3.72%

Average interest-earning assets to
  average interest-bearing                1.22X                                1.08X
  liabilities

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

                                       Three Months Ended September 30,1999
                                                    Compared to
                                       Three Months Ended September 30,1998

                                       Increase (Decrease)
                                            Due To              Total
                                                                Increase
                                       Volume       Rate        (Decrease)

                                               (Dollars in thousands)

Interest and dividend income from:

Loans receivable                       $4,942       $(3,320)    $1,622
Securities available for sale             (73)          (32)      (105)
Investment securities                     148            10        158
Federal funds sold                        (34)           (5)       (39)
FHLB stock                                 15            (7)         8
Other interest-earning assets

                                           (5)           (2)        (7)

Total interest and dividend income      4,993        (3,356)     1,637


Interest expense for:

Savings accounts                          137           (93)        44
School savings accounts                    (8)          (56)       (64)
Money market accounts                      63             -         63
Demand deposits                            22            (4)        18
Time deposits                            (339)         (373)      (712)
Escrow accounts                             5             1          6
Borrowings                                699          (149)       550

Total interest expense                    579          (674)       (95)

Net interest income                    $4,493       $(2,761)    $1,732

Comparison of Operating Results for the Three Months Ended
September 30, 1999 and 1998

     For the three months ended September 30, 1999 the Company reported net income of $1.6 million, as compared to net income of $983,000 for the three months ended September 30, 1998. Net interest income increased $1.7 million for the three months ended September 30, 1999 as compared to the same period last year. This increase was in part offset by an increase in the provision for loan losses of $160,000, an increase in noninterest expense of $518,000 and an increase in income tax expense of $376,000.

     Net Interest Income.   Net interest income for the three months ended
September 30, 1999 was $6.6 million, up $1.7 million from the same period last year. The increase was primarily the result of the increase of $118.4 million in average earning assets from $523.1 million for the three months ended September 30, 1998 to $641.5 million for the same period this year. Interest-bearing liabilities also increased during the same period, up $43.6 million. The net impact of these volume increases account for nearly the entire increase in net interest income. The increase in interest rate spread of 2 basis points accounted for the remaining increase in net interest income. The yield on average earning assets decreased from 7.67% to 7.27%, while the rate paid on average interest-bearing liabilities decreased from 4.28% to 3.86%. The Company's net interest margin for the three months ended September 30, 1999 was 4.11%, up 39 basis points from 3.72% for the same period last year.

     Interest Income.   Interest income for the three months ended September
30, 1999 was $11.8 million, up from $10.1 million for the comparable period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $8.6 million for the three months ended September 30, 1998 to $10.2 million for the three months ended September 30, 1999. This increase of $1.6 million is the result of an increase in the average balance of loans partially offset by a decrease in the average yield earned. The average balance of loans increased $115.9 million to $540.2 million, while the yield on loans decreased 53 basis points from 8.03% to 7.50%. The increase in interest on loans was supplemented by increases in interest on investment securities. Interest income on this category of earning assets increased $158,000. The average balance of securities available for sale increased from $47.8 million for the quarter ended September 30, 1998 to $57.7 million for the quarter ended September 30, 1999. The average balance of securities available for sale decreased from $43.9 million in the quarter ended September 30, 1998 to $39.2 million in the quarter ended September 30, 1999, resulting in a $73,000 decrease in interest income due to volume. The average balance of federal funds sold decreased from $3.0 million in the quarter ended September 30, 1998 to $171,000 in the quarter ended September 30, 1999. The decrease in the volume of federal funds sold resulted in a $34,000 decrease in interest income in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The changes in yield on securities available for sale, federal funds sold and FHLB stock reduced interest income by $44,000.

     Interest Expense.   Interest expense decreased during the quarter ended
September 30, 1999 to $5.1 million, down from $5.2 million for the comparable period in 1998. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the quarter ended September 30, 1999 was $2.6 million, down $712,000 from the $3.3 million for the quarter ended September 30, 1998. This decrease is the result of a decrease in the average balance of time deposits, from $229.5 million for the quarter ended September 30, 1998 to $204.8 million for the quarter ended September 30, 1999 and a decrease of 69 basis points in the rates paid on these deposits from 5.77% for the quarter ended September 30, 1998 to 5.08% for the same period in 1999. Interest expense on savings accounts increased $44,000 for the quarter ended September 30, 1999 as compared to the same period in the prior year. This increase is almost entirely attributable to an increase in the average balance of savings accounts of $8.2 million. Interest on school savings accounts decreased $64,000, from $246,000 for the quarter ended September 30, 1998 to $182,000 for the quarter ended September 30, 1999, due primarily to a decrease of 128 basis points in the average rate paid on school savings accounts from 5.52% to 4.24%. Interest on money market accounts increased $63,000, from $171,000 for the quarter ended September 30, 1998 to $234,000 for the quarter ended September 30, 1999. The increase is attributed to an increase in the average balance of money market accounts of $7.2 million. Interest on borrowings increased $550,000, from $374,000 for the quarter ended September 30, 1998 to $924,000 for the quarter ended September 30, 1999. The increase is primarily due to a $40.6 million increase in the average balance of borrowings.

     Provision for Loan Losses.   The provision for loan losses increased from
$180,000 for the quarter ended September 30, 1998 to $340,000 for the quarter ended September 30, 1999. The increase in the provision is attributed to an increase in the balance of loans outstanding.

     Noninterest Income.   Total noninterest income for the quarter ended
September 30, 1999 was $662,000, down $16,000 from the $678,000 for the quarter ended September 30, 1998. Service charges on deposits increased slightly to $203,000 for the quarter ended September 30, 1999, from $198,000 for the quarter ended September 30, 1998. Loan servicing revenue declined $29,000 from $105,000 for the quarter ended September 30, 1998 to $76,000 for the quarter ended September 30, 1999. The decline relates to a reduction in the balance of loans serviced for others. Other noninterest income increased $12,000 primarily as a result of the increased volume of ATM surcharges.

     Noninterest Expense.   Total noninterest expense increased $518,000 to
$4.3 million for the quarter ended September 30, 1999, up from $3.8 million for the comparable period in 1998. The increase in compensation and benefits of $589,000 was the primary contributor to the overall increase. The increase in compensation and benefits is primarily attributable to the establishment of the Company's Employee Stock Ownership Plan, establishment of the Recognition and Retention Plan, increase of personnel due to the addition of three new branches and annual merit increases. This increase is partially offset by a decrease in other noninterest expense of $92,000. This decrease is due to a decrease of ORE expense of $59,000 and a $30,000 reduction in foreclosure expense.

     Income Tax Expense.   Income tax expense increased from $629,000 for the
quarter ended September 30, 1998 to $1.0 million for the comparable period in 1999. The increase is primarily the result of increased income before income tax expense.

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

Capital

     Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to remain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $91.8 million at September 30, 1999, 14.0% of total assets on that date. As of September 30, 1999, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at September 30, 1999 were as follows: Tier I (leverage) capital, 13.9%; Tier I risk-based capital, 21.5%; and Total risk-based capital, 22.4%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

     Assessment Phase.   The Bank's strategies were further developed with
respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Bank's Y2K exposure. A corporate inventory (which is periodically updated as new technology is acquired and as systems progress through subsequent phases) was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. Mission critical systems supplied by vendors were researched to determine Y2K readiness. If Y2K-ready versions were not available, the Bank began identifying functional replacements, which were either upgradable or currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

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

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) A special meeting of stockholders of the registrant was held on July 2, 1999.

        (b) The meeting did not involve the election of directors

        (c) The two matters voted on at the meeting were the ratification of the adoption of the registrant's 1999 Stock Option and Incentive Plan and the ratification of the adoption of the registrant's 1999 Recognition and Retention Plan. The results of the vote on these matters is as follows:

            Stock Option and Incentive Plan:     Recognition and Retention Plan:

            For:             4,915,413 votes     For:           4,877,956 votes

            Against:           618,289 votes     Against:         658,834 votes

            Abstentions:        53,844 votes     Abstentions:      53,182 votes

            Broker non-votes:    2,426 votes     Broker non-votes:   None votes


        (d) None

Item 5. Other Information

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        27. Financial Data Schedules (submitted only with filing in electronic format)

        (b) Reports on Form 8-K

            There was one report on Form 8-K filed during the quarter ended September 30,1999:

            1) a) Report dated July 21, 1999

               b) Item 5 - Reporting the issuance of a press release announcing the earnings for the fourth quarter and fiscal year ended June 30, 1999 and the annual meeting date.

               c) Selected consolidated financial information was included in the press release.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Cohoes Bancorp, Inc.
                                 (Registrant)

Date: November 9,1999               By: /s/ Harry L. Robinson
                                        Harry L. Robinson
                                        President and Chief Executive Officer

Date: November 9, 1999              By: /s/ Richard A. Ahl
                                        Richard A. Ahl
                                        Executive Vice President, Chief
                                        Financial Officer and Secretary