Form 10-Q
period 1999-12-31
COHOES BANCORP INC
filed 2000-02-11
CIK 1070321

1

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended December 31, 1999

                                      or

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

                [ X ]  Yes                        [   ]  No

     As of February 2, 2000, there were 8,814,877 shares of the registrant's common stock outstanding.

                                  FORM 10-Q
                             Cohoes Bancorp, Inc.

                                    INDEX

                                                                          Page
PART 1 - FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

Item 1. Financial Statements

        Consolidated Statements of Financial Condition at
        December 31, 1999 and June 30, 1999                                  3

        Consolidated Statements of Income for the three and
        six months ended December 31, 1999 and 1998                        4-5

        Consolidated Statements of Changes in Stockholders' Equity
        for the six months ended December 31, 1999 and 1998                6-7

        Consolidated Statements of Cash Flows for the six
        months ended December 31, 1999 and 1998                              8

        Notes to Consolidated Interim Financial Statements                9-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              14-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk          23


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   23

Item 2. Changes in Securities and Use of Proceeds                           23

Item 3. Defaults Upon Senior Securities                                     23

Item 4. Submission of Matters to a Vote of Security Holders                 23

Item 5. Other Information                                                   23

Item 6. Exhibits and Reports on Form 8-K                                    23

Signature Page                                                              24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     COHOES BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        (Unaudited)
                                                                        December 31,    June 30,
                                                                        1999            1999

                                                                            (In thousands)

ASSETS:
CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                               $ 23,670        $  8,886
  Federal funds sold                                                       2,130           1,870
  Interest-bearing deposits with banks                                       125             358
    Total cash and cash equivalents                                       25,925          11,114

MORTGAGE LOANS HELD FOR SALE                                                   -             339
SECURITIES AVAILABLE FOR SALE                                             42,364          44,742
INVESTMENT SECURITIES, approximate fair value of $54,964 and $53,721      56,233          54,455
NET LOANS RECEIVABLE                                                     567,093         521,005
ACCRUED INTEREST RECEIVABLE                                                3,972           3,776
BANK PREMISES AND EQUIPMENT                                                7,924           7,801
OTHER REAL ESTATE OWNED                                                      902             724
MORTGAGE SERVICING RIGHTS                                                    745             840
OTHER ASSETS                                                               3,726           5,674

    Total assets                                                        $708,884        $650,470

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
  Due to depositors                                                     $476,205        $446,123
  Mortgagors' escrow deposits                                              8,131          10,787
  Borrowings                                                              88,600          49,045
  Other liabilities                                                        5,938           5,085

    Total liabilities                                                    578,874         511,040

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 share authorized;
    none issued                                                                -               -
  Common stock, $.01 par value; 25,000,000 shares authorized;
    9,535,225 shares issued at December 31, 1999 and June 30, 1999            95              95
  Additional paid-in capital                                              93,001          93,004
  Retained earnings-subject to restrictions                               56,899          55,173
  Treasury stock, at cost (512,848 shares at December 31, 1999)           (6,601)              -
  Unallocated common stock held by ESOP                                   (8,280)         (8,598)
  Unearned RRP shares                                                     (4,482)              -
  Accumulated other comprehensive loss, net                                 (622)           (244)

    Total stockholders' equity                                           130,010         139,430

    Total liabilities and stockholders' equity                          $708,884        $650,470

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                       For the three months ended December 31,

                                                                1999                1998

                                                       (In thousands, except per share amounts)

INTEREST INCOME:
Loan receivable                                                 $10,717             $ 8,800
Securities available for sale                                       572                 544
Investment securities                                               849                 731
FHLB stock                                                           83                  63
Federal funds sold                                                   51                 409
Bank deposits                                                         1                   9

    Total interest income                                        12,273              10,556

INTEREST EXPENSE:
Deposits                                                          4,203               4,589
Escrow deposits                                                      27                 238
Borrowings                                                        1,279                 709

    Total interest expense                                        5,509               5,536

Net interest income                                               6,764               5,020
Provision for loan losses                                           610                 180

Net interest income after Provision for loan losses               6,154               4,840

NONINTEREST INCOME:
Service charges on deposits                                         230                 204
Loan servicing revenue                                               76                 103
Recovery on other real estate owned                                 140                   -
Write off of equity investment                                     (950)                  -
Other                                                               406                 490

    Total noninterest income                                        (98)                797

NONINTEREST EXPENSE:
Compensation and benefits                                         2,542               2,101
Occupancy                                                           822                 689
Deposit insurance & assessments                                      21                  15
Advertising                                                          95                 118
Contribution to Cohoes Savings Foundation                             -               2,777
Merger termination fee                                                -               2,000
Other                                                               919                 928

    Total noninterest expense                                     4,399               8,628


Income (loss) before income tax expense                           1,657              (2,991)
Income tax expense (benefit)                                        567              (1,153)


NET INCOME (LOSS)                                               $ 1,090             $(1,838)

Net income per share

      Basic                                                     $   .13             $   N/A

      Diluted                                                   $   .13             $   N/A

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                         For the six months ended December 31,

                                                                 1999               1998

                                                        (In thousands, except per share amounts)

INTEREST INCOME:
Loan receivable                                                  $20,929            $17,390
Securities available for sale                                      1,172              1,249
Investment securities                                              1,714              1,438
FHLB stock                                                           155                127
Federal funds sold                                                    53                450
Bank deposits                                                          3                 18

    Total interest income                                         24,026             20,672

INTEREST EXPENSE:
Deposits                                                           8,348              9,386
Escrow deposits                                                       72                277
Borrowings                                                         2,203              1,082

    Total interest expense                                        10,623             10,745


Net interest income                                               13,403              9,927
Provision for loan losses                                            950                360

Net interest income after provision for loan losses               12,453              9,567

NONINTEREST INCOME:
Service charges on deposits                                          433                402
Loan servicing revenue                                               152                208
Recovery on other real estate owned                                  140                  -
Write off of equity investment                                     (950)                  -
Other                                                                789                865

    Total noninterest income                                         564              1,475

NONINTEREST EXPENSE:
Compensation and benefits                                          5,143              4,113
Occupancy                                                          1,586              1,485
Deposit insurance & assessments                                       38                 27
Advertising                                                          218                193
Contribution to Cohoes Savings Foundation                              -              2,777
Merger termination fee                                                 -              2,000
Other                                                              1,725              1,826

    Total noninterest expense                                      8,710             12,421


Income (loss) before income tax expense                            4,307             (1,379)
Income tax expense (benefit)                                       1,572               (524)


NET INCOME (LOSS)                                                $ 2,735            $  (855)


Net income per share
      Basic                                                      $   .32            $   N/A

      Diluted                                                    $   .32            $   N/A

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                           Unallocated
                                                                              Accumulated  common
                                             Additional                       other com-   stock        Unearned             Compre-
                                    Common   paid in    Retained   Treasury   prehensive   held by      RRP                  hensive
                                    stock    capital    earnings   stock      loss, net    ESOP         shares     Total     income

Six Months Ended
December 31, 1999

Balance at June 30, 1999            $95      $93,004    $55,173    $      -   $(244)       $(8,598)     $     -    $139,430

Net Income, July 1, 1999 -
  December 31, 1999                   -            -      2,735           -       -              -            -       2,735  $2,735

ESOP shares committed
  to be released                      -           (3)         -           -       -            318            -         315

Cash dividends paid                   -            -     (1,009)          -       -              -            -      (1,009)

Public market purchase of 857,170
  shares of Cohoes Bancorp, Inc.
  common stock                        -            -          -     (11,083)      -              -            -     (11,083)

Granting of restricted stock
  under RRP                           -            -          -       4,505       -              -       (4,505)          -

Forfeited shares under RRP            -            -          -         (23)      -              -           23           -

Change in unrealized loss on
  securities available for sale,
  net                                 -            -          -           -    (378)             -            -        (378)   (378)

Balance, December 31, 1999          $95      $93,001    $56,899    $ (6,601)  $(622)       $(8,280)     $(4,482)   $130,010  $2,357


                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                           Unallocated
                                                                              Accumulated  common
                                             Additional                       other com-   stock        Unearned             Compre-
                                    Common   paid in    Retained   Treasury   prehensive   held by      RRP                  hensive
                                    stock    capital    earnings   stock      income, net  ESOP         shares     Total     loss

Six Months Ended
December 31, 1998

Balance at June 30, 1998            $ -      $     -    $53,270    $-         $12          $     -      $-         $ 53,282

Net loss, July 1, 1998 -
  December 31, 1998                   -            -       (855)    -           -                -       -             (855) $(855)


Issuance of 9,257,500 shares
  of $.01 par value common
  stock in initial public
  offering, netof conversion
  related expenses                   92       90,258          -     -           -                -       -           90,350

Issuance of 277,725 shares
  of $.01 par value common
  stock to the Cohoes Savings
  Foundation                          3        2,774          -     -           -                -       -            2,777

Open market purchase of Cohoes
  Bancorp, Inc. common stock
  by ESOP trustee                     -            -          -     -           -           (9,137)      -           (9,137)

Allocation from shares purchased
  with 1998 contribution              -            -          -     -           -              220       -              220

Change in unrealized gain on
  securities available for sale,
  net                                 -            -          -     -          79                -       -               79     79

Balance, December 31, 1998          $95      $93,032    $52,415    $-         $91          $(8,917)     $-         $136,716  $(776)


     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                          For the six months ended December 31,

                                                                                1999                1998

                                                                                    (In thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $  2,735            $   (855)

Adjustments to reconcile net income to net cash provided by
  operating activities-
    Charitable contribution to the Cohoes Savings Foundation                           -               2,777
    Depreciation                                                                     682                 647
    Amortization of purchased and originated mortgage servicing rights                95                  97
    Provision for loan losses                                                        950                 360
    Provision for deferred tax (benefit) expense                                     (45)             (1,394)
    Net gain on sale of securities available for sale                                  -                  (2)
    Net premium amortization of investment securities                                 19                  33
    Net discount amortization of securities available for sale                         -                  (5)
    Net gain on sale of mortgage loans                                               (12)                 (7)
    Proceeds from sale of loans held for sale                                      2,363                 493
    Loans originated for sale                                                     (2,012)               (448)
    ESOP compensation                                                                315                 220
    (Increase) decrease in interest receivable                                      (196)                150
    Decrease (Increase) in other assets, net of deferred tax
      (benefit) expense                                                            1,993              (2,689)
    Increase in other liabilities                                                    853                 724
    Net loss on sale of other real estate owned                                      185                 315

      Total adjustments                                                            5,190               1,271

      Net cash provided by operating activities                                    7,925                 416


CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from investment securities called                                           -               8,000
  Proceeds from maturity of investment securities                                    500                   -
  Purchase of investment securities                                               (2,014)            (17,513)
  Proceeds from securities available for sale called                                   -              22,300
  Proceeds from the sale of securities available for sale                            634                 646
  Purchase of securities available for sale                                       (1,324)            (14,168)
  Proceeds from principal reduction in investment securities                       3,071               5,139
  Proceeds from principal reduction in securities available for sale               2,690               3,924
  Net loans made to customers                                                    (51,210)            (55,276)
  Proceeds from sale of other real estate owned                                      455                 795
  Capital expenditures                                                              (805)               (808)

    Net cash used in investing activities                                        (48,003)            (46,961)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in mortgagors' escrow deposits                                     (2,656)             (1,829)
  Net increase in borrowings                                                      39,555              29,581
  Net increase in deposits                                                        30,082              71,002
  Net proceeds from the issuance of common stock                                       -              90,350
  Purchase of ESOP common stock                                                        -              (9,137)
  Purchase of treasury shares                                                    (11,083)                  -
  Cash dividends paid                                                             (1,009)                  -

    Net cash provided by financing activities                                     54,889             179,967

    Net increase in cash and cash equivalents                                     14,811             133,422


CASH AND CASH EQUIVALENTS, beginning of period                                    11,114              14,229

CASH AND CASH EQUIVALENTS, end of period                                        $ 25,925            $147,651


ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
  Interest paid                                                                 $ 10,205            $ 10,497
  Taxes paid                                                                       2,025                 540


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Transfer of loans to other real estate owned                                $    817            $  1,075


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Granting of restricted stock under RRP                                      $  4,505            $      -


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

     The consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year ending June 30, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10K.

2. Earnings Per Share

     On December 31, 1998, Cohoes Bancorp, Inc. completed its initial stock offering of 9,257,500 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (762,818) were purchased by the Cohoes Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. As of December 31, 1999, 71,538 shares have been released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 691,280 shares have not yet been released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding. The following is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (EPS) calculations for the six and three months ended December 31,1999.

For the six months ended December 31, 1999:

                                                                          Weighted
                                                                          Average
                                                       Net income         Shares          Per share
                                                       (numerator)        (denominator)   Amount

                                                     (In thousands, except for and per share amounts)

Basic EPS                                              $2,735             8,440,924       $ 0.32


Dilutive effect of potential common shares
  related to stock based compensation plans                 -                     -

                                                       $2,735             8,440,924       $ 0.32


For the three months ended December 31, 1999:

                                                                          Weighted
                                                                          Average
                                                       Net income         Shares          Per share
                                                       (numerator)        (denominator)   Amount

                                                     (In thousands, except for and per share amounts)

Basic EPS                                              $1,090             8,319,729       $0.13


Dilutive effect of potential common shares
  related to stock based compensation plans                 -                     -

                                                       $1,090             8,319,729       $ 0.13


4. Loan Portfolio Composition

     The following table sets forth the composition of the loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

                                                     December 31,1999             June 30, 1999

                                                 Amount        % of Total       Amount      % of Total

                                                                (Dollars in thousands)

Real estate loans:
  One-to-four family real estate                 $338,368       59.24%          $320,721     61.12%
  Multi-family and commercial real estate         161,333       28.24            138,288     26.35

    Total real estate loans                       499,701       87.48            459,009     87.47

Consumer loans:
  Home equity lines of credit                      19,851        3.48             20,090      3.83
  Conventional second mortgages                    11,507        2.01             12,724      2.42
  Automobile loans                                  9,385        1.64              9,658      1.84
  Other consumer loans                              1,656        0.29              1,244      0.24

    Total consumer loans                           42,399        7.42             43,716      8.33

Commercial business loans                          29,126        5.10             22,054      4.20


    Total loans                                   571,226      100.00%           524,779    100.00%


Less:

  Net deferred loan origination fees and costs        340                            251
  Allowance for loan losses                        (4,473)                        (4,025)


    Net loans receivable                         $567,093                       $521,005


5. Non-Performing Assets

     The following table sets forth information regarding non-accrual loans, other past due loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                                December 31,    June 30,
                                                                                1999            1999
                                                                                 (Dollars in thousands)

Non-accrual loans:
  One-to-four family real estate                                                $2,283          $2,674
  Multi-family and commercial real estate                                        1,160           1,364
  Conventional second mortgages                                                     31               9
  Consumer loans                                                                   193             212
  Commercial business loans                                                         62              62

    Total non-accrual loans                                                      3,729           4,321

Loans contractually past due 90 days or more and still accruing interest:
  Consumer loans                                                                     -               -
    Total loans 90 days or more and still accruing interest                          -               -

Troubled debt restructurings                                                       631             672

    Total non-performing loans                                                   4,360           4,993

Other real estate owned (ORE)                                                      902             724

    Total non-performing assets                                                 $5,262          $5,717

Allowance for loan losses                                                       $4,473          $4,025

Coverage of non-performing loans                                                102.59%          80.62%

Total non-performing loans as a percentage of total loans                          .76%            .95%

Total non-performing loans as a percentage of total assets                         .62%            .77%


6. Allowance for Loan Losses

     The following table sets forth the activity in the allowance for loan losses at the dates and for the periods indicated.

                                                          At or for the six months ended December 31,

                                                                  1999                  1998

                                                                        (In thousands)

Allowance for loan losses, beginning period                       $4,025                $3,533
Charged-off loans:
  Real estate loans
    One-to-four family real estate                                   142                   128
    Multi-family and commercial real estate                           36                    34

      Total real estate loan charge-offs                             178                   162

  Commercial business loans charge-offs                              367                     -

  Consumer loans
    Home equity lines of credit                                        -                     -
    Conventional second mortgages                                      -                    24
    Automobile loans                                                   1                    14
    Credit cards                                                       2                   122
    Other consumer loans                                               6                    28

         Total consumer loan charge-offs                               9                   188

  Total charged-off loans                                            554                   350

Recoveries on loans previously charged-off:

  Real estate loans
    One-to-four family real estate                                    27                   113
    Multi-family and commercial real estate                            -                    16

      Total real estate loan recoveries                               27                   129

  Commercial business loan recoveries                                  -                     1

  Consumer loans
    Home equity lines of credit                                        -                     -
    Conventional second mortgages                                      -                     -
    Automobile loans                                                   1                     -
    Credit cards                                                      20                    18
    Other consumer loans                                               4                     4

      Total consumer loan recoveries                                  25                    22

  Total recoveries                                                    52                   152

  Net loans charged-off                                              502                   198

  Provision for loan losses                                          950                   360

  Allowance for loan losses, end of period                        $4,473                $3,695


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

Financial Condition

     For the six month period ended December 31, 1999, total assets of the Company increased $58.4 million, or 9.0%, from $650.5 million at June 30, 1999 to $708.9 million at December 31, 1999. This increase in total assets was primarily attributable to a $46.1 million, or 8.8%, increase in net loans receivable which increased from $521.0 million at June 30, 1999 to $567.1 million at December 31, 1999, and a $14.8 million increase in cash and due from banks, which increased from $8.9 million at June 30, 1999 to $23.7 million at December 31, 1999. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans and commercial business loans, and from the increase in vault cash to prepare for Y2K liquidity needs of our customers.

     Deposits increased $30.1 million, or 6.7%, from $446.1 million at June 30, 1999, to $476.2 million at December 31, 1999. This increase was primarily attributable to a $26.4 million increase in time deposits due to a highly successful time deposit promotion in which the Company increased its advertising for new deposits while maintaining competitive rates. Demand balances also increased $4.0 million to $69.8 million at December 31, 1999 primarily due to the Company's decision to make the direct deposit of January's social security payments available to its customers on December 31, 1999.

     Borrowings, comprised primarily of Federal Home Loan Bank advances, increased $39.6 million, or 80.7%, from $49.0 million at June 30, 1999 to $88.6 million at December 31, 1999. This increase was primarily the result of additional Federal Home Loan Bank advances used to fund loan growth.

     Total stockholders' equity decreased $9.4 million, or 6.8%, from $139.4 million at June 30, 1999, to $130.0 million at December 31, 1999. The decrease was primarily attributable to the repurchase of shares in the amount of $11.1 million for treasury and the RRP Plan. The book value per share at December 31, 1999 was $14.41.

     Average Balance Sheets. The following tables set forth certain information relating to the Company for the three and six months ended December 31, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.

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

                                       Average       Interest                  Average       Interest
                                       Outstanding   Earned/      Yield/       Outstanding   Earned/        Yield/
                                       Balance       Paid         Rate         Balance       Paid           Rate

                                                                   (Dollars in thousands)

Interest-earning assets
  Loans receivable                     $560,824      $10,717      7.58%        $445,263      $ 8,800        7.84%
  Securities available for sale          37.480          572      6.05           35,326          544        6.11
  Investments securities                 57,460          849      5.86           47,599          731        6.09
  Federal funds sold                      3,545           51      5.71           35,494          409        4.57
  FHLB stock                              4,868           83      6.76            3,552           63        7.04
  Other interest-earning assets              99            1      4.01              600            9        5.95

  Total interest-earning assets         664,276       12,273      7.33          567,834       10,556        7.38

Non-earning assets                       25,455                                  23,391

  Total assets                         $689,731                                $591,225

Interest-bearing liabilities
  Savings accounts                     $134,039          928      2.75         $128,281          970        3.00
  School savings accounts                16,467          177      4.26           17,691          223        5.00
  Money market accounts                  25,342          208      3.26           20,325          165        3.22
  Demand deposits                        67,379          104      0.61           57,172           83        0.58
  Time deposits                         215,506        2,786      5.13          222,492        3,148        5.61
  Escrow accounts                         6,957           27      1.54           35,030          238        2.70
  Borrowings                             88,918        1,279      5.71           49,517          709        5.68


  Total interest-bearing liabilities    554,608        5,509      3.94          530,508        5,536        4.14

Other liabilities                         5,314                                   5,485
Stockholders' equity                    129,809                                  55,232

  Total liabilities and
  stockholders' equity                 $689,731                                $591,225


Net interest income                                  $ 6,764                                 $ 5,020

Net interest rate spread                                          3.39%                                     3.24%

Net earning assets                     $109,668                                $ 37,326

Net yield on average
  interest-earning assets                                         4.04%                                     3.51%

Average interest-earning assets to
  average interest-bearing                 1.20X                                   1.07X
  liabilities


                                                               Six Months Ended December 31,

                                                     1999                                    1998

                                       Average       Interest                  Average       Interest
                                       Outstanding   Earned/      Yield/       Outstanding   Earned/        Yield/
                                       Balance       Paid         Rate         Balance       Paid           Rate

                                                               (Dollars in thousands)

Interest-earning assets
  Loans receivable                     $550,289      $20,929      7.54%        $434,762      $17,390        7.93%
  Securities available for sale          38,346        1,172      6.06           39,634        1,249        6.25
  Investments securities                 57,564        1,714      5.91           47,683        1,438        5.98
  Federal funds sold                      1,858           53      5.66           19,261          450        4.63
  FHLB stock                              4,466          155      6.88            3,552          127        7.09
  Other interest-earning assets             243            3      2.45              592           18        6.04

  Total interest-earning assets         652,766       24,026      7.30          545,484       20,672        7.52

Non-earning assets                       24,608                                  21,248

  Total assets                         $677,374                                $566,732

Interest-bearing liabilities
  Savings accounts                     $135,353        1,931      2.83         $128,360        1,929        2.98
  School savings accounts                16,756          359      4.25           17,682          469        5.26
  Money market accounts                  25,035          442      3.50           19,943          337        3.35
  Demand deposits                        67,521          207      0.61           55,503          168        0.60
  Time deposits                         210,129        5,409      5.11          225,994        6,483        5.69
  Escrow accounts                         8,361           72      1.71           21,824          277        2.52
  Borrowings                             77,287        2,203      5.65           37,264        1,082        5.76

  Total interest-bearing liabilities    540,442       10,623      3.90          506,570       10,745        4.21


Other liabilities                         5,644                                   5,482
Stockholders' equity                    131,288                                  54,680

  Total liabilities and
  stockholders' equity                 $677,374                                $566,732

Net interest income                                  $13,403                                 $ 9,927

Net interest rate spread                                          3.40%                                     3.31%

Net earning assets                     $112,324                                $ 38,914

Net yield on average
  interest-earning assets                                         4.07%                                     3.61%

Average interest-earning assets to
  average interest bearing                 1.21X                                   1.08X
  liabilities


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

                                       Three Months Ended December 31,1999         Six Months Ended December 31,1999
                                                   Compared to                               Compared to
                                       Three Months Ended December 31,1998         Six Months Ended December 31,1998

                                        Increase (Decrease)    Total               Increase (Decrease)      Total
                                             Due To            Increase                   Due to            Increase
                                        Volume       Rate      (Decrease)          Volume        Rate       (Decrease)

                                                                 (Dollars in thousands)

Interest and dividend income from:

Loans receivable                        $3,750       $(1,833)  $1,917              $5,848        $(2,309)   $3,539
Securities available for sale               33            (5)      28                 (40)           (37)      (77)
Investment securities                      144           (26)     118                 328            (52)      276
Federal funds sold                        (495)          137     (358)               (636)           239      (397)
FHLB stock                                  36           (16)      20                  38            (10)       28
Other interest-earning assets               (6)           (2)      (8)                 (7)            (8)      (15)

Total interest and dividend income       3,462        (1,745)   1,717               5,531         (2,177)    3,354


Interest expense for:

Savings accounts                           211          (253)     (42)                202           (200)        2
School savings accounts                    (15)          (31)     (46)                (24)           (86)     (110)
Money market accounts                       41             2       43                  89             16       105
Demand accounts                             16             5       21                  37              2        39
Time deposit accounts                      (97)         (265)    (362)               (436)          (638)   (1,074)
Escrow accounts                           (137)          (74)    (211)               (135)           (70)     (205)
Other borrowings                           547            23      570               1,180            (59)    1,121

Total interest expense                     566          (593)     (27)                913         (1,035)     (122)

Net interest income                     $2,896       $(1,152)  $1,744              $4,618        $(1,142)   $3,476


Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

     For the three months ended December 31, 1999 the Company recognized net income of $1.1 million, as compared to a net loss of $1.8 million for the three months ended December 31, 1998. Noninterest expense decreased $4.2 million for the three months ended December 31, 1999 as compared to the same period last year. Net interest income increased $1.8 million for the three months ended December 31, 1999 as compared to the same period last year. These increases in net income were partially offset by a decrease in noninterest income of $895,000 and an increase in income tax expense of $1.7 million for the three months ended December 31, 1999 as compared to the same period last year.

     Net Interest Income. Net interest income for the three months ended December 31, 1999 was $6.8 million, up $1.8 million from the same period last year. The increase was primarily the result of an increase of $96.5 million in the balance of average earning assets from $567.8 million for the three months ended December 31, 1998 to $664.3 million for the same period this year. The balance of interest-bearing liabilities also increased during the same period, up $24.1 million. The net impact of these volume increases was an increase in net interest income of $2.9 million. The volume increases were offset by a $1.2 million decrease in net interest income due to rate. The yield on average earning assets decreased from 7.38% to 7.33% and the rate paid on average interest-bearing liabilities decreased from 4.14% to 3.94%. This resulted in an increase in net interest rate spread of 15 basis points from 3.24% for the three months ended December 31, 1998 to 3.39% for the three months ended December 31, 1999. The spread increased despite a decline in the loan yield. Loans are the highest yielding asset category and aggressive marketing allowed the Company to increase loans as a percentage of average interest-earning assets from 78.4% in the 1998 quarter to 84.4% in the 1999 quarter, which had a positive effect on spread. The Company's net interest margin for the three months ended December 31, 1999 was 4.04%, up 53 basis points from 3.51% for the same period last year. The net interest margin increased more than the increase in spread because average stockholders' equity increased from $55.2 million to $129.8 million principally due to the Offering.

     Interest Income. Interest income for the three months ended December 31, 1999 was $12.3 million, up from $10.6 million for the comparable period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $8.8 million for the three months ended December 31, 1998 to $10.7 million for the three months ended December 31, 1999. This increase of $1.9 million is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $115.5 million to $560.8 million which accounted for an increase in income due to volume of $3.8 million. The yield on loans, however, decreased 26 basis points from 7.84% to 7.58% due to declines in market interest rate conditions which accounted for a decrease in interest income due to rate of $1.8 million.

     Interest Expense. Interest expense remained constant for the quarter ended December 31, 1999 compared to quarter ended December 31, 1998 at $5.5 million. The majority of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the quarter ended December 31, 1999 was $2.8 million, down $362,000 from $3.1 million for the quarter ended December 31, 1998. This decrease is the result of a decrease in the average balance of time deposits, from $222.5 million for the quarter ended December 31, 1998 to $215.5 million for the quarter ended December 31, 1999 and a decrease of 48 basis points in the rates paid on these deposits from 5.61% for the quarter ended December 31, 1998 to 5.13% for the same period in 1999. The average balance of time deposits declined due to the Company's emphasis on core deposits for most of calendar year 1999. The average rates paid declined as time deposits originated in prior years at higher rates were rolled over or replaced during periods of lower market interest rates.

     Interest on savings accounts decreased $42,000 for the quarter ended December 31, 1999 as compared to the same period last year. This decrease was due largely to a reduction in rate paid on savings accounts which accounted for a $253,000 savings in interest expense. The Company implemented a 25 basis point decrease in the rates paid on savings accounts in September 1999 due to competitors interest rates paid on comparable savings products. The decrease was partially offset by an increase in average balance of $5.8 million. Interest on school savings accounts decreased $46,000, from $223,000 for the quarter ended December 31, 1998 to $177,000 for the quarter ended December 31, 1999, substantially all of which was the result of a reduction in rate on the school savings accounts of 74 basis points. Interest on money market accounts increased $43,000, from $165,000 for the quarter ended December 31, 1998 to $208,000 for the quarter ended December 31, 1999. The increase is attributed to an increase in the average balance of money market accounts of $5.0 million as well as an increase of 4 basis points in the rates paid on these money market accounts, from 3.22% to 3.26%.

     Interest on borrowings for the quarter ended December 31, 1999 was $1.3 million, up $570,000 from the same period last year. This increase is almost entirely attributable to an increase of $39.4 million in the average balance of borrowings. The Company borrowed additional funds during 1999 to support asset growth, particularly in the loan portfolio, as part of the process of leveraging the additional capital received in the Offering. Interest on escrow accounts decreased $211,000, from $238,000 for the quarter ended December 31, 1998 to $27,000 for the quarter ended December 31, 1999. The decrease is attributed to an decrease in the average balance of escrow accounts of $28.1 million as well as an decrease of 116 basis points in the rates paid on these escrow accounts, from 2.70% to 1.54%. The average balance of escrow accounts decreased because stock subscriptions received during the quarter ended December 31, 1998, were classified as escrow accounts until the Conversion was consummated and the funds were either used to purchase the Company's common stock or returned to the subscriber in the case of an over subscription. The remaining escrow accounts are primarily mortgage escrow deposits which have lower rates than the rates paid on the stock subscriptions, hence the decline in the average rate paid on escrow accounts.

     Provision for Loan Losses. The provision for loan losses increased from $180,000 for the quarter ended December 31, 1998 to $610,000 for the quarter ended December 31, 1999. The increase in the provision is attributed to the increase in the level of net charge-offs from $105,000 for the quarter ended December 31, 1998 to $470,000 for the quarter ended December 31, 1998 and the increase in the balance of loans outstanding. Charge offs for the quarter ended December 31, 1999 increased primarily as a result of an unexpected $367,000 charge off on a loan associated with the Bank's investment in The Commons, LLC discussed below.

     Noninterest Income. Noninterest income for the quarter ended December 31, 1999 was a loss of $98,000, down from income of $797,000 for the quarter ended December 31, 1998. This reduction is almost entirely due to the $950,000 charge off of the Bank's investment in The Commons, LLC. This was an equity investment in an economic development area of Albany that due to the uncertain financial condition was charged off in December 1999. This reduction was partially offset by a recovery on ORE properties of $140,000. Service charges on deposits increased slightly to $230,000 for the quarter ended December 31, 1999, from $204,000 for the quarter ended December 31, 1998. Loan servicing revenue declined $27,000 from $103,000 for the quarter ended December 31, 1998 to $76,000 for the quarter ended December 31, 1999. The decline relates to a reduction in the balance of loans serviced for others. Other noninterest income was down $84,000 from $490,000 for the quarter ending December 31, 1998 to $406,000 for the quarter ending December 31, 1999. During the quarter ended December 31, 1999, mortgage application and assignment fees declined $44,000 due to an increase in mortgage rates and fees collected on credit card programs declined $21,000 as a result of the sale of the credit card portfolio in February 1999.

     Noninterest Expense. Noninterest expense decreased $4.2 million to $4.4 million for the quarter ended December 31, 1999, down from $8.6 million for the comparable period in 1998. The termination fee paid to SFS Bancorp, Inc. of $2.0 million and the contribution of $2.8 million to the Cohoes Savings Foundation, Inc. are the primary factors which occurred in 1998 that account for this reduction. This reduction is partially offset by an increase in compensation and benefits of $441,000 of which $210,000 is due to the recognition and retention plan approved on July 2, 1999. The remaining increase of $231,000 is primarily attributable to annual and merit increases for employees, the additional staff cost of four new branches, and increases in health and dental insurance costs. The increase in occupancy expense of $133,000 from the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 is primarily attributable to the opening of four new branch locations during the calendar year of 1999.

     Income Tax Expense. Income tax expense increased from a tax benefit of $1.2 million for the quarter ended December 31, 1998 to a tax expense of $567,000 for the comparable period in 1999. The increase is primarily the result of increased income before income tax expense.

Comparison of Operating Results for the Six Months Ended December 31, 1999 and 1998

     For the six months ended December 31, 1999 the Company realized net income of $2.7 million, as compared to a net loss of $855,000 for the six months ended December 31, 1998. Noninterest expense decreased $3.7 million and net interest income increased $3.5 million for the six months ended December 31, 1999 as compared to the same period last year. These increases in net income were partially offset by a reduction in noninterest income of $911,000 and an increase in income tax expense of $2.1 million for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998.

     Net Interest Income. Net interest income for the six months ended December 31, 1999 was $13.4 million, up $3.5 million from the same period last year. The increase was primarily the result of the increase of $107.3 million in the balance of average earning assets from $545.5 million for the six months ended December 31, 1998 to $652.8 million for the same period this year. Interest-bearing liabilities also increased during the same period, up $33.9 million. The net impact of these volume increases resulted in an increase in the net interest income of $4.6 million. The volume increases were offset by a reduction $1.1 million in net interest income due to rate. The Company's net interest margin for the six months ended December 31, 1999 was 4.07%, up 46 basis points from 3.61% for the same period last year. The yield on average earning assets decreased from 7.52% to 7.30%, while the rate paid on average interest-bearing liabilities decreased from 4.21% to 3.90%.

     Interest Income. Interest income for the six months ended December 31, 1999 was $24.0 million, up from $20.7 million for the comparable period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $17.4 million for the six months ended December 31, 1998 to $20.9 million for the six months ended December 31, 1999. This increase of $3.5 million is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $115.5 million to $550.3 million, while the yield on loans decreased 39 basis points from 7.93% to 7.54%. The increase in interest on loans was supplemented by an increase in interest on investment securities. Interest income on this category of earning assets increased $276,000. The average balance of investment securities increased $9.9 million in the six months ended December 31, 1998 to $57.6 million in the six months ended December 31, 1999, resulting in a $328,000 increase in interest income due to volume. The average balance of federal funds decreased from $19.3 million in the six months ended December 31, 1998 to $1.9 million in the six months ended December 31, 1999. The decrease in the volume of federal funds resulted in a $636,000 decrease in interest income in the six months ended December 31, 1999 as compared to the six months ended December 31, 1998.

     Interest Expense. Interest expense decreased during the six month period ended December 31, 1999 to $10.6 million, down from $10.7 million for the comparable period in 1998. The majority of the Company's interest expense is from interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the six months ended December 31, 1999 was $5.4 million, down $1.1 million from the $6.5 million for the six months ended December 31, 1998. This decrease is the result of a decrease in the average balance of time deposits, from $226.0 million for the six months ended December 31, 1998 to $210.1 million for the six months ended December 31, 1999 and a decrease of 58 basis points in the rates paid on these deposits from 5.69% for the six months ended December 31, 1998 to 5.11% for the same period in 1999. Interest on school savings accounts decreased $110,000, from $469,000 for the six months ended December 31, 1998 to $359,000 for the six months ended December 31, 1999, substantially all of which was the result of a decrease in the rate on school savings accounts of 101 basis points. Interest on money market accounts increased $105,000, from $337,000 for the six months ended December 31, 1998 to $442,000 for the six months ended December 31, 1999. The increase is attributed to an increase in the average balance of money market accounts of $5.1 million as well as an increase of 15 basis points in the rates paid on these money market accounts, from 3.35% to 3.50%. Interest on borrowings for the six months ended December 31, 1999 was $2.2 million, due to a $40.0 million increase in the average balance of borrowings. Interest on escrow accounts decreased $205,000, from $277,000 for the six months ended December 31, 1998 to $72,000 for the six months ended December 31, 1999. The decrease is attributed to a decrease in the average balance of escrow accounts of $13.5 million as well as an decrease of 81 basis points in the rates paid on these escrow accounts, from 2.52% to 1.71%.

     Provision for Loan Losses. The provision for loan losses increased from $360,000 for the six months ended December 31, 1998 to $950,000 for the six months ended December 31, 1999. The increase in the provision is attributed to the increased level of net charge-offs from $198,000 for the six months ended December 31, 1998 to $502,000 for the six months ended December 31, 1999 and the increase in the balance of loans outstanding. Charge offs for the six months ended December 31, 1999 increased primarily as a result of an unexpected $367,000 charge off on a loan associated with the Bank's investment in The Commons LLC discussed earlier.

     Noninterest Income. Noninterest income for the six month period ended December 31, 1999 was $564,000, down from the $1.5 million for the six month period ended December 31, 1999. This reduction is almost entirely due to the $950,000 charge off of the Bank's investment in The Commons, LLC. This reduction was partially offset by a recovery on ORE properties of $140,000. Service charges on deposits increased slightly to $433,000 for the six months ended December 31, 1999, from $402,000 for the six months ended December 31, 1998. Loan servicing revenue declined $56,000 from $208,000 for the six months ended December 31, 1998 to $152,000 for the six months ended December 31, 1999. The decline relates to a reduction in the balance of loans serviced for others. Other noninterest income has decreased $76,000 from $865,000 for the six months ended December 31, 1998 to $789,000 for the six months ended December 31, 1999. During the six months ended December 31, 1999, mortgage assignment fees declined $17,000 due to an increase in mortgage rates and fees collected on credit card programs declined $45,000 as a result of the sale of the credit card portfolio in February 1999.

     Noninterest Expense. Noninterest expense decreased $3.7 million to $8.7 million for the six months ended December 31, 1999, down from $12.4 million for the comparable period in 1998. The termination fee paid to SFS Bancorp, Inc. of $2.0 million and the contribution of $2.8 million to the Cohoes Savings Foundation, Inc. account for the largest portion of the decrease in noninterest expense for the six month period ending December 31, 1999 compared to the same period last year. This reduction is partially offset by an increase in compensation and benefits of $1.0 million of which $420,000 is due to the recognition and retention plan approved on July 2, 1999 and an increase of $100,000 in the contribution to the Company's Employee Stock Ownership Plan. The remaining increase in compensation and benefits of $480,000 is primarily attributable to annual and merit increases for employees, the additional staff cost of four new branches, and increases in health and dental insurance costs. The increase in occupancy expense of $101,000 for the six months ended December 31, 1999 compared to the same period last year is primarily attributable to the opening of four new branch locations during the calendar year of 1999.

     Income Tax Expense. Income tax expense increased $2.1 million from a $524,000 benefit for the six months ended December 31, 1998 to a $1.6 million expense for the comparable period in 1999. The increase is primarily the result of increased income before income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments. The Company's liquid assets include cash and cash equivalents, investment securities that mature within one year, and its portfolio of securities available for sale.

     The Company's cash inflows result primarily from loan repayments, maturities, calls and pay downs of securities, new deposits, and to a lesser extent, drawing upon the Bank's credit lines with the Federal Home Loan Bank of New York. The Company's cash outflows are substantially new loan originations, securities purchases, purchases of treasury shares and deposit withdrawals. The timing of cash inflows and outflows are closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of our depositors, and meet all other daily obligations of the Company.

     During the six months ended December 31, 1999, the Company's primary demand for funds was to make loans and repurchase outstanding shares. Net loans increased by $51.2 million while the repurchase of shares required $11.1 million. These activities were funded principally with a net increase in borrowings of $39.6 million and net increase in deposits of $30.1 million. In order to protect against excess cash demand around the end of the year caused by real or imagined Y2K problem, the Company deliberately maintained a high level of cash and cash equivalents at December 31, 1999 equal to $25.9 million. The Company promptly moved a substantial portion of those funds into interest-earning assets after the change to the new millennium proved to be uneventful.

Capital

     Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to remain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $95.2 million at December 31, 1999, 13.5% of total assets on that date. As of December 31, 1999, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at December 31, 1999 were as follows: Tier I (leverage) capital, 13.9%; Tier I risk-based capital, 20.9%; and Total risk-based capital, 21.9%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

     The Company's total equity at December 31, 1999 was $130.0 million down $9.4 million from June 30, 1999. This reduction in equity is reflective of management's objective to leverage its capital through asset growth, a dividend policy and a share repurchase program. The Company completed a 5% repurchase program during September 1999 and is currently executing a 10% share repurchase program.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        Not applicable

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and the Bank are from time to time parties to routine legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or the Bank which, if determined adversely, would materially adversely affect the consolidated financial position or operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held an annual meeting of shareholders on October 26, 1999. At the meeting, proposals to (i) Elect Directors Bowen, MacAffer, Robinson and Speidel for three year terms and (ii) ratify the appointment of Arthur Andersen, LLP as independent auditors for the Company for the fiscal year ending June 30, 2000 were approved. The votes cast for and against these proposals, and the number of abstentions with respect to each of these proposals, were as follows:

                                          Election of Directors

                                   For                          Withheld

Bowen                              7,291,008                    69,134
Mac Affer                          7,290,924                    69,218
Robinson                           7,313,300                    46,842
Speidel                            7,290,093                    70,049

      Ratification of Arthur Andersen, LLP as Independent Auditors

           For                    Against         Abstentions

           7,228,483              48,250          83,408

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27. Financial Data Schedules (submitted only with filing in electronic format)

        (b) Reports on Form 8-K

            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Cohoes Bancorp, Inc.
                                                      (Registrant)

Date: February 11, 2000                          By: /s/ Harry L. Robinson
                                                     ---------------------
                                                         Harry L. Robinson
                                                 President and Chief Executive
                                                 Officer

Date: February 11, 2000                          By: /s/ Richard A. Ahl
                                                     ------------------
                                                     Richard A. Ahl
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Secretary

                                  Exhibit 27
                           Financial Data Schedule

     This schedule contains summary financial information extracted from the Form 10Q for the quarter ended December 31, 1999 of Cohoes Bancorp, Inc. and subsidiary and is qualified in its entirety by reference to such financial statements.