Form 10-Q
period 2000-03-31
COHOES BANCORP INC
filed 2000-05-11
CIK 1070321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 2000

                                      or

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

                 [X]  Yes                        [ ]  No

     As of May 2, 2000, there were 7,912,255 shares of the registrant's common stock outstanding.

                                  FORM 10-Q
                             Cohoes Bancorp, Inc.
                                    INDEX

                                                                         Page
PART 1 - FINANCIAL INFORMATION                                           Number

Item 1. Financial Statements

        Consolidated Statements of Financial Condition at
        March 31, 2000 and June 30, 1999                                 3

        Consolidated Statements of Income for the three and
        nine months ended March 31, 2000 and 1999                        4-5

        Consolidated Statements of Changes in Stockholders' Equity
        for the nine months ended March 31, 2000 and 1999                6-7

        Consolidated Statements of Cash Flows for the nine
        months ended March 31, 2000 and 1999                             8

        Notes to Consolidated Interim Financial Statements               9-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              14-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk       23


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                23

Item 2. Changes in Securities and Use of Proceeds                        23

Item 3. Defaults Upon Senior Securities                                  23

Item 4. Submission of Matters to a Vote of Security Holders              23

Item 5. Other Information                                                23

Item 6. Exhibits and Reports on Form 8-K                                 23

Signature Page                                                           24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     COHOES BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            (Unaudited)
                                                                            March 31,       June 30,
                                                                            2000            1999

                                                                                (In thousands)
ASSETS:

CASH AND CASH EQUIVALENTS:

  Cash and due from banks                                                   $ 11,868        $  8,886
  Federal funds sold                                                               -           1,870
  Interest-bearing deposits with banks                                           102             358

      Total cash and cash equivalents                                         11,970          11,114

MORTGAGE LOANS HELD FOR SALE                                                       -             339
SECURITIES AVAILABLE FOR SALE                                                 41,225          44,742
INVESTMENT SECURITIES, approximate fair value of $54,591 and $53,721          56,096          54,455
NET LOANS RECEIVABLE                                                         577,442         521,005
ACCRUED INTEREST RECEIVABLE                                                    4,053           3,776
BANK PREMISES AND EQUIPMENT                                                    7,725           7,801
OTHER REAL ESTATE OWNED                                                          697             724
MORTGAGE SERVICING RIGHTS                                                        702             840
OTHER ASSETS                                                                   4,504           5,674

      Total assets                                                          $704,414        $650,470

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:

  Due to depositors                                                         $491,508        $446,123
  Mortgagors' escrow deposits                                                  6,669          10,787
  Borrowings                                                                  79,652          49,045
  Other liabilities                                                            5,449           5,085

      Total liabilities                                                      583,278         511,040

Commitments and contingent  liabilities

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value; 5,000,000 share authorized;
    none issued                                                                    -               -
  Common stock, $.01 par value; 25,000,000 shares authorized;
    9,535,225 shares issued at March 31, 2000 and June 30, 1999                   95              95
  Additional paid-in capital                                                  92,972          93,004
  Retained earnings-subject to restrictions                                   57,668          55,173
  Treasury stock, at cost (1,523,170 shares at March 31, 2000)               (16,643)              -
  Unallocated common stock held by ESOP                                       (8,121)         (8,598)
  Unearned RRP shares                                                         (4,161)              -
  Accumulated other comprehensive
    loss, net                                                                   (674)           (244)

      Total stockholders' equity                                             121,136         139,430

      Total liabilities and stockholders' equity                            $704,414        $650,470


     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                          For the three months ended March 31,
                                               2000                1999

                                        (In thousands, except per share amounts)

INTEREST INCOME:

Loans receivable                               $11,002             $ 9,278
Securities available for sale                      560                 501
Investment securities                              844                 785
FHLB stock                                          83                  59
Federal funds sold                                 111                 530
Bank deposits                                        2                   4

  Total interest income                         12,602              11,157

INTEREST EXPENSE:

Deposits                                         4,568               4,066
Escrow deposits                                     25                  22
Borrowings                                       1,227                 698

  Total interest expense                         5,820               4,786


Net interest income                              6,782               6,371
Provision for loan losses                          300                 425

Net interest income after
  provision for loan losses                      6,482               5,946

NONINTEREST INCOME:

Service charges on deposits                        227                 187
Loan servicing revenue                              71                  88
Recovery on other real estate owned                144                   -
Other                                              470                 426

  Total noninterest income                         912                 701

NONINTEREST EXPENSE:

Compensation and benefits                        2,970               2,176
Occupancy                                          770                 736
Deposit insurance & assessments                     30                  17
Advertising                                        114                  96
Other                                              910                 959

  Total noninterest expense                      4,794               3,984


Income before income tax expense                 2,600               2,663
Income tax expense                                 945               1,043

NET INCOME                                     $ 1,655             $ 1,620


Net income per share

  Basic                                        $   .21             $   .18

  Diluted                                      $   .21             $   .18

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           For the nine months ended March 31,
                                                2000               1999

                                        (In thousands, except per share amounts)

INTEREST INCOME:

Loans receivable                                $31,931            $26,668
Securities available for sale                     1,732              1,750
Investment securities                             2,558              2,223
FHLB stock                                          238                186
Federal funds sold                                  164                980
Bank deposits                                         5                 22

  Total interest income                          36,628             31,829

INTEREST EXPENSE:

Deposits                                         12,916             13,451
Escrow deposits                                      97                299
Borrowings                                        3,430              1,781

  Total interest expense                         16,443             15,531


Net interest income                              20,185             16,298
Provision for loan losses                         1,250                785

Net interest income after
  provision for loan losses                      18,935             15,513

NONINTEREST INCOME:

Service charges on deposits                         660                590
Loan servicing revenue                              223                296
Recovery on other real estate owned                 284                  -
Write off of equity investment                     (950)                 -
Other                                             1,259              1,290

  Total noninterest income                        1,476              2,176

NONINTEREST EXPENSE:

Compensation and benefits                         8,113              6,290
Occupancy                                         2,356              2,220
Deposit insurance & assessments                      68                 44
Advertising                                         332                289
Contribution to Cohoes Savings
  Foundation                                          -              2,777
Merger termination fee                                -              2,000
Other                                             2,635              2,785

  Total noninterest expense                      13,504             16,405


Income before income tax expense                  6,907              1,284
Income tax expense                                2,517                519


NET INCOME                                      $ 4,390            $   765


Net income per share

  Basic                                         $   .53            $   .18

  Diluted                                       $   .53            $   .18

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

Nine Months Ended
March 31, 2000

Balance at June 30, 1999                $95    $93,004     $55,173  $      -  $(244)       $(8,598)    $     -   $139,430

Net income, July 1, 1999 -
  March 31, 2000                          -          -       4,390         -      -              -           -      4,390   $4,390

ESOP shares committed
   to be released                         -        (32)          -         -      -            477           -        445

Cash dividends paid                       -          -      (1,578)        -      -              -           -     (1,578)

Public market purchase of 1,868,142
  shares of Cohoes Bancorp, Inc.
  common stock                            -          -           -   (21,121)     -              -           -    (21,121)

Granting of restricted stock under RRP    -          -        (317)    4,505      -              -      (4,188)         -

Forfeited shares under RRP                -          -           -       (27)     -              -          27          -

Change in unrealized loss on
  securities available for sale, net      -          -           -         -   (430)             -           -       (430)    (430)

Balance, March 31,2000                  $95    $92,972     $57,668  $(16,643) $(674)       $(8,121)    $(4,161)  $121,136   $3,960


     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                           Unallocated
                                                                              Accumulated  common
                                               Additional                     other com-   stock       Unearned             Compre-
                                        Common paid in     Retained Treasury  prehensive   held by     RRP                  hensive
                                        Stock  capital     earnings stock     income, net  ESOP        shares    Total      income

Nine Months Ended
March 31, 1999

Balance at June 30, 1998                $ -    $     -     $53,270  $-        $12          $     -     $-        $ 53,282

Net income, July 1, 1998 -
  March 31, 1998                          -          -         765   -          -                -      -             765   $765

Issuance of 9,257,500 shares
  of $.01 par value common
  stock in initial public
  offering, net of conversion
  related expenses                       92     90,258           -   -          -                -      -          90,350

Issuance of 277,725 shares
  of $.01 par value common
  stock to the Cohoes Savings
  Foundation                              3      2,774           -   -          -                -      -           2,777

Open market purchase of Cohoes
  Bancorp, Inc. common stock
  by ESOP trustee                         -          -           -   -          -           (9,137)     -          (9,137)

Allocation of ESOP shares                 -        (14)          -   -          -              380      -             366

Change in unrealized gain on
  securities available for sale, net      -          -           -   -         27                -      -              27     27

Balance, March 31, 1999                 $95    $93,018     $54,035  $-        $39          $(8,757)    $-        $138,430   $792


     See accompanying notes to consolidated interim financial statements.

                                        COHOES BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                      For the nine months ended March 31,
                                                                                      2000               1999

                                                                                             (In thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $  4,390           $    765

  Adjustments to reconcile net income to net cash provided by operating activities-
    Charitable contribution to the Cohoes Savings Foundation                                 -              2,777
    Depreciation                                                                           990                980
    Amortization of purchased and originated mortgage servicing rights                     138                151
    Provision for loan losses                                                            1,250                785
    Provision for deferred tax benefit                                                    (410)              (133)
    Net gain on sale of securities available for sale                                        -                 (2)
    Net premium amortization of investment securities                                       28                 38
    Net discount amortization of securities available for sale                              (1)                (7)
    Net gain on sale of mortgage loans                                                     (28)                (8)
    Proceeds from sale of loans held for sale                                            3,130                602
    Loans originated for sale                                                           (2,763)              (556)
    ESOP compensation                                                                      445                366
    Increase in interest receivable                                                       (277)              (205)
    Decrease (increase) in other assets, net of deferred tax (benefit) expense           1,580             (2,825)
    Increase in other liabilities                                                          364              1,374
    Net loss on sale of other real estate owned                                             65                 73

      Total adjustments                                                                  4,511              3,410

      Net cash provided by operating activities                                          8,901              4,175


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investment securities called/matured                                   2,500             16,025
    Purchase of investment securities                                                   (4,998)           (32,580)
    Proceeds from securities available for sale called/matured                               -             22,300
    Proceeds from the sale of securities available for sale                              1,372                716
    Purchase of securities available for sale                                           (1,425)           (23,569)
    Proceeds from principal reduction in investment securities                           4,183              7,020
    Proceeds from principal reduction in securities available for sale                   3,141              6,162
    Net loans made to customers                                                        (61,920)           (78,839)
    Originated mortgage servicing rights                                                     -                 (1)
    Proceeds from sale of other real estate owned                                          841              1,215
    Capital expenditures                                                                  (914)            (1,316)

      Net cash used in investing activities                                            (57,220)           (82,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in mortgagors' escrow deposits                                         (4,118)            (2,848)
    Net increase in borrowings                                                          30,607             29,366
    Net increase (decrease) in deposits                                                 45,385            (20,537)
    Net proceeds from the issuance of common stock                                           -             90,350
    Purchase of ESOP common stock                                                            -             (9,137)
    Purchase of treasury shares                                                        (21,121)                 -
    Cash dividends paid                                                                 (1,578)                 -

      Net cash provided by financing activities                                         49,175             87,194

      Net increase in cash and cash equivalents                                            856              8,502

CASH AND CASH EQUIVALENTS, beginning of period                                          11,114             14,229

CASH AND CASH EQUIVALENTS, end of period                                              $ 11,970           $ 22,731


ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
    Interest paid                                                                     $ 16,547           $ 15,538
    Taxes paid                                                                           2,025                540


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Transfer of loans to other real estate owned                                        $    879           $  1,286


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Granting of restricted stock under RRP                                              $  4,505           $      -


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

     The consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending June 30, 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

     These consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

2. Earnings Per Share

     On December 31, 1998, Cohoes Bancorp, Inc. completed its initial stock offering of 9,257,500 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (762,818) were purchased by the Cohoes Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. As of March 31, 2000, 84,832 shares have been released or committed to be released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 677,986 shares have not yet been released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding. The following is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (EPS) calculations for the nine and three months ended March 31, 2000 and 1999.

For the nine months ended March 31:

                                                          2000                                     1999 (since conversion)

                                                          Weighted                                      Weighted
                                                          Average                                       Average
                                             Net income   Shares           Per share        Net income  Shares          Per share
                                             (numerator)  (denominator)    Amount           (numerator) (denominator)   Amount

                                              (In thousands, except for and per              (In thousands, except for and per
                                                        share amounts)                                share amounts)

Basic EPS                                    $4,390       8,249,339        $0.53            $1,620      8,790,918       $0.18

Dilutive effect of potential
  common shares related to stock
  based compensation plans                        -               -                             -               -

                                             $4,390       8,249,339        $0.53            $1,620      8,790,918       $0.18


For the three months ended March 31:

                                                          2000                                          1999

                                                          Weighted                                      Weighted
                                                          Average                                       Average
                                             Net income   Shares           Per share        Net income  Shares          Per share
                                             (numerator)  (denominator)    Amount           (numerator) (denominator)   Amount

                                              (In thousands, except for and per                (In thousands, except for and per
                                                        share amounts)                                  share amounts)

Basic EPS                                    $1,655       7,861,957        $0.21            $1,620      8,790,918       $0.18

Dilutive effect of potential
  common shares related to stock
  based compensation plans                        -               -                              -              -

                                             $1,655       7,861,957        $0.21            $1,620      8,790,918       $0.18


3. Subsequent Event

     On April 25, 2000, the Company and Hudson River Bancorp, Inc. ("HRBT"), the parent holding company of Hudson River Bank and Trust, Hudson, New York, executed an Agreement and Plan of Merger whereby the Company will merge into HRBT in a merger of equals. The combined company will change its name to Cohoes-Hudson Bancorp, Inc. The agreement provides that the Company's shareholders will receive 1.185 shares of HRBT common stock for each Company common share outstanding in a tax-free exchange. HRBT will issue approximately 9.4 million shares of stock to complete the merger (assuming no exercise of outstanding stock options), which will be accounted for under the purchase method of accounting. The merger is expected to be completed before the end of calendar 2000, subject to regulatory approval and ratification by HRBT and Company shareholders. The Company filed a current report on Form 8-K on May 5, 2000 reporting the execution of the agreement.

4. Loan Portfolio Composition

     The following table sets forth the composition of the loan portfolio in dollar amounts and percentage of the portfolio at the dates indicated.

                                                              March 31, 2000                   June 30, 1999

                                                              Amount      % of Total           Amount      % of Total

                                                                            (Dollars in thousands)

Real estate loans:
  One-to-four family real estate                              $342,114     58.80%              $320,721     61.12%
  Multi-family and commercial real estate                      168,423     28.95                138,288     26.35

    Total real estate loans                                    510,537     87.75                459,009     87.47

Consumer loans:
  Home equity lines of credit                                   19,702      3.38                 20,090      3.83
  Conventional second mortgages                                 11,344      1.95                 12,724      2.42
  Automobile loans                                               9,112      1.57                  9,658      1.84
  Other consumer loans                                           1,603      0.27                  1,244      0.24

    Total consumer loans                                        41,761      7.17                 43,716      8.33

Commercial business loans                                       29,542      5.08                 22,054      4.20

    Total loans                                                581,840    100.00%               524,779    100.00%


Less:

  Net deferred loan origination fees and costs                     363                              251
  Allowance for loan losses                                     (4,761)                          (4,025)

    Net loans receivable                                      $577,442                         $521,005


5. Non-Performing Assets

     The following table sets forth information regarding non-accrual loans, other past due loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                                March 31,    June 30,
                                                                                2000         1999

                                                                                (Dollars in thousands)

Non-accrual loans:
  One-to-four family real estate                                                $ 2,307      $2,674
  Multi-family and commercial real estate                                           989       1,364
  Conventional second mortgages                                                      33           9
  Consumer loans                                                                    282         212
  Commercial business loans                                                           -          62

    Total non-accrual loans                                                       3,611       4,321

Loans contractually past due 90 days or more and still accruing interest:
  Consumer loans                                                                      -           -

    Total loans past due 90 days or more and still accruing interest                  -           -

Troubled debt restructurings                                                        772         672

    Total non-performing loans                                                    4,383       4,993

Other real estate owned (ORE)                                                       697         724


    Total non-performing assets                                                 $ 5,080      $5,717


Allowance for loan losses                                                       $ 4,761      $4,025


Coverage of non-performing loans                                                 108.63%      80.62%


Total non-performing loans as a percentage of total loans                           .76%        .95%


Total non-performing loans as a percentage of total assets                          .62%        .77%


6. Allowance for Loan Losses

     The following table sets forth the activity in the allowance for loan losses at the dates and for the periods indicated.

                                                           At or for the nine months ended March 31,
                                                                  2000                  1999

                                                                        (In thousands)

Allowance for loan losses, beginning of period                    $4,025                $3,533
Charged-off loans:
  Real estate loans
    One-to-four family real estate                                   142                   205
    Multi-family and commercial real estate                           36                   339

      Total real estate loan charge-offs                             178                   544

  Commercial business loans charge-offs                              367                     -

  Consumer loans
    Home equity lines of credit                                        -                     -
    Conventional second mortgages                                      6                    24
    Automobile loans
    Credit cards                                                       2                   144
    Other consumer loans                                              17                    34

      Total consumer loan charge-offs                                 35                   225

  Total charged-off loans                                            580                   769

Recoveries on loans previously charged-off:
  Real estate loans
    One-to-four family real estate                                    32                   113
    Multi-family and commercial real estate
                                                                       -                    50

      Total real estate loan recoveries                               32                   163

  Commercial business loan recoveries                                  -                     1

  Consumer loans
    Home equity lines of credit                                        -                    19
    Conventional second mortgages                                      -                     -
    Automobile loans                                                   1                     3
    Credit cards                                                      26                    20
    Other consumer loans                                               7                     8

      Total consumer loan recoveries                                  34                    50

  Total recoveries                                                    66                   214

  Net loans charged-off                                              514                   555

  Provision for loan losses                                        1,250                   785

  Allowance for loan losses, end of period                        $4,761                $3,763


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

Financial Condition

     For the nine month period ended March 31, 2000, total assets of the Company increased $53.9 million, or 8.3%, from $650.5 million at June 30, 1999 to $704.4 million at March 31, 2000. This increase in total assets was primarily attributable to a $56.4 million, or 10.8%, increase in net loans receivable which increased from $521.0 million at June 30, 1999 to $577.4 million at March 31, 2000. This increase resulted from continued growth in the loan portfolio, particularly mortgage loans and commercial business loans.

     Deposits increased $45.4 million, or 10.2%, from $446.1 million at June 30, 1999 to $491.5 million at March 31, 2000. This increase was primarily attributable to a $37.2 million increase in time deposits due to a highly successful time deposit promotion in which the Company increased its advertising for new deposits while maintaining competitive rates. Demand balances also increased $7.0 million to $72.9 million at March 31, 2000 primarily due to the successful selling efforts of our branch and Officer staff to gain demand accounts from both consumer and commercial customers.

     Borrowings, comprised primarily of Federal Home Loan Bank advances, increased $30.6 million, or 62.4%, from $49.0 million at June 30, 1999 to $79.7 million at March 31, 2000. This increase was primarily the result of additional Federal Home Loan Bank advances used to fund loan growth and repurchase shares.

     Total stockholders' equity decreased $18.3 million, or 13.1%, from $139.4 million at June 30, 1999 to $121.1 million at March 31, 2000. The decrease was primarily attributable to the repurchase of shares in the amount of $21.1 million for treasury and to fund the RRP Plan partially offset by net income retained after dividends paid. The book value per share at March 31, 2000 was $15.12.

     Average Balance Sheets. The following tables set forth certain information relating to the Company for the three and nine months ended March 31, 2000 and 1999. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.

                                                              Three Months Ended March 31,

                                                      2000                                    1999

                                       Average        Interest                  Average       Interest
                                       Outstanding    Earned/      Yield/       Outstanding   Earned/        Yield/
                                       Balance        Paid         Rate         Balance       Paid           Rate

                                                                 (Dollars in thousands)

Interest-earning assets
  Loans receivable                     $575,851       $11,002      7.68%        $478,600      $ 9,278        7.86%
  Securities available for sale          36,865           560      6.11           34,516          501        5.89
  Investments securities                 56,420           844      6.02           53,126          785        5.99
  Federal funds sold                      7,846           111      5.69           40,549          530        5.30
  FHLB stock                              4,937            83      6.76            3,603           59        6.64
  Other interest-earning assets             143             2      5.63              398            4        4.08

    Total interest-earning assets       682,062        12,602      7.43          610,792       11,157        7.41

Non-earning assets                       23,152                                   23,830


    Total assets                       $705,214                                 $634,622

Interest-bearing liabilities

   Savings accounts                    $131,657           900      2.75         $126,559          934        2.99
   School savings accounts               16,561           177      4.30           16,477          172        4.23
   Money market accounts                 26,011           223      3.45           20,510          167        3.30
   Demand deposits                       69,012           113      0.66           67,539           87        0.52
   Time deposits                        238,876         3,155      5.31          206,332        2,706        5.32
   Escrow accounts                        5,678            25      1.77            5,022           22        1.78
   Borrowings                            85,022         1,227      5.80           49,362          698        5.73

    Total interest-bearing              572,817         5,820      4.09          491,801        4,786        3.95
      liabilities

Other liabilities                         6,442                                    5,488
Stockholders' equity                    125,955                                  137,333

    Total liabilities and
      stockholders' equity             $705,214                                 $634,622


Net interest income                                   $ 6,782                                 $ 6,371


Net interest rate spread                                           3.34%                                     3.46%


Net earning assets                     $109,245                                 $118,991


Net yield on average
  interest-earning assets                                          4.00%                                     4.23%


Average interest-earning assets to
  average interest-bearing                 1.19X                                    1.24X
  liabilities


                                                                   Nine Months Ended March 31,

                                                      2000                                    1999

                                       Average        Interest                  Average       Interest
                                       Outstanding    Earned/      Yield/       Outstanding   Earned/        Yield/
                                       Balance        Paid         Rate         Balance       Paid           Rate

                                                                   (Dollars in thousands)

Interest-earning assets
  Loans receivable                     $557,671       $31,931      7.62%        $449,161      $26,668        7.91%
  Securities available for sale          37,856         1,732      6.09           37,953        1,750        6.14
  Investments securities                 58,245         2,558      5.85           49,471        2,223        5.99
  Federal funds sold                      3,840           164      5.68           26,253          980        4.97
  FHLB stock                              4,622           238      6.85            3,569          186        6.94
  Other interest-earning assets             210             5      3.17              528           22        5.55

    Total interest-earning assets       662,444        36,628      7.36          566,935       31,829        7.48

Non-earning assets                       24,142                                   22,097


    Total assets                       $686,586                                 $589,032


Interest-bearing liabilities

  Savings accounts                     $134,130         2,830      2.81         $127,768        2,863        2.98
  School savings accounts                16,691           536      4.27           17,286          640        4.93
  Money market accounts                  25,358           666      3.50           20,129          504        3.34
  Demand deposits                        68,016           321      0.63           59,457          255        0.57
  Time deposits                         219,642         8,563      5.19          219,536        9,189        5.58
  Escrow accounts                         7,471            97      1.73           16,305          299        2.44
  Borrowings                             79,847         3,430      5.72           41,238        1,781        5.75

    Total interest-bearing
      liabilities                       551,155        16,443      3.97          501,719       15,531        4.12


Other liabilities                         5,908                                    5,485
Stockholders' equity                    129,523                                   81,828

    Total liabilities and
      stockholders' equity             $686,586                                 $589,032


Net interest income                                   $20,185                                 $16,298


Net interest rate spread                                           3.39%                                     3.36%


Net earning assets                     $111,289                                 $ 65,216


Net yield on average
  interest-earning assets                                          4.06%                                     3.83%


Average interest-earning assets to
  average interest bearing                 1.20X                                    1.13X
  liabilities


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

                                      Three Months Ended March 31, 2000                 Nine Months Ended March 31,2000
                                                 Compared to                                        Compared to
                                      Three Months Ended March 31,1999                  Nine Months Ended March 31,1999

                                      Increase (Decrease)                               Increase (Decrease)
                                      Due To                   Total                    Due to                     Total
                                                               Increase                                            Increase
                                      Volume       Rate        (Decrease)               Volume        Rate         (Decrease)

                                                                  (Dollars in thousands)

Interest and dividend income from:

Loans receivable                      $1,932       $(208)      $1,724                   $6,265        $(1,002)     $5,263
Securities available for sale             38          21           59                       (4)           (14)        (18)
Investment securities                     55           4           59                      388            (53)        335
Federal funds sold                      (456)         37         (419)                    (939)           123        (816)
FHLB stock                                23           1           24                       54             (2)         52
Other interest-earning assets             (3)          1           (2)                     (10)            (7)        (17)

Total interest and dividend income     1,589        (144)       1,445                    5,754           (955)      4,799


Interest expense for:

Savings accounts                          39         (73)         (34)                     140           (173)        (33)
School savings accounts                    1           4            5                      (21)           (83)       (104)
Money market accounts                     48           8           56                      137             25         162
Demand accounts                            2          24           26                       39             27          66
Time deposit accounts                    452          (3)         449                        4           (630)       (626)
Escrow accounts                            3           -            3                     (131)           (71)       (202)
Other borrowings                         520           9          529                    1,660            (11)      1,649

Total interest expense                 1,065         (31)       1,034                    1,828           (916)        912


Net interest income                   $  524       $(113)      $  411                   $3,926        $   (39)     $3,887


Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

     For the three months ended March 31, 2000 the Company recognized net income of $1.7 million, as compared to net income of $1.6 million for the three months ended March 31, 1999. Net interest income increased $411,000 for the three months ended March 31, 2000 as compared to the same period last year. Noninterest income of $912,000 was recognized for the quarter ending March 31, 2000 compared to $701,000 for the same period last year, an increase of $211,000. These increases in net income were partially offset by an increase in noninterest expense of $810,000 for the three months ended March 31, 2000 as compared to the same period last year.

     Net Interest Income. Net interest income for the three months ended March 31, 2000 was $6.8 million, up $411,000 from the same period last year. The increase was primarily the result of an increase of $71.3 million in the balance of average earning assets from $610.8 million for the three months ended March 31, 1999 to $682.1 million for the same period this year. The balance of interest-bearing liabilities also increased during the same period, up $81.0 million. The net impact of these volume increases was an increase in net interest income of $524,000. The volume increases were offset by a $113,000 decrease in net interest income due to rate. The yield on average earning assets increased slightly from 7.41% to 7.43% and the rate paid on average interest-bearing liabilities increased from 3.95% to 4.09%. This resulted in a decrease in net interest rate spread of 12 basis points from 3.46% for the three months ended March 31, 1999 to 3.34% for the three months ended March 31, 2000. The Company's net interest margin for the three months ended March 31, 2000 was 4.00%, down 23 basis points from 4.23% for the same period last year. The net interest margin decreased primarily as a result of the Company's share repurchases reducing the amount of capital as a no-cost funding source.

     Interest Income. Interest income for the three months ended March 31, 2000 was $12.6 million, up from $11.2 million for the comparable period in 1999. The largest component of interest income is interest on loans. Interest on loans increased from $9.3 million for the three months ended March 31, 1999 to $11.0 million for the three months ended March 31, 2000. This increase of $1.7 million is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $97.3 million to $575.9 million which accounted for an increase in income due to volume of $1.9 million. The yield on loans, however, decreased 18 basis points from 7.86% to 7.68% due to declines in market interest rate conditions which accounted for a decrease in interest income due to rate of $208,000.

     Interest Expense. Interest expense increased for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 by $1.0 million. The majority of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the quarter ended March 31, 2000 was $3.2 million, up $449,000 from $2.7 million for the quarter ended March 31, 1999. This increase is the result of an increase in the average balance of time deposits, from $206.3 million for the quarter ended March 31, 1999 to $238.9 million for the quarter ended March 31, 2000, while the rates paid on these deposits remained relatively constant for the period. The average balance of time deposits increased due to the Company's advertising campaign to raise time deposit money during the last two quarters.

     Interest on savings accounts decreased $34,000 for the quarter ended March 31, 2000 as compared to the same period last year. This decrease was due largely to a reduction in rate paid on savings accounts. The Company implemented a 25 basis point decrease in the rates paid on savings accounts in September 1999 due to competitors interest rates paid on comparable savings products. The decrease was partially offset by an increase in average balance of $5.1 million from $126.6 million for the quarter ended March 31, 1999 to $131.7 million for the quarter ended March 31, 2000. Interest on money market accounts increased $56,000, from $167,000 for the quarter ended March 31, 1999 to $223,000 for the quarter ended March 31, 2000. The increase is attributed to an increase in the average balance of money market accounts of $5.5 million as well as an increase of 15 basis points in the rates paid on these money market accounts, from 3.30% to 3.45%.

     Interest on borrowings for the quarter ended March 31, 2000 was $1.2 million, up $529,000 from the same period last year. This increase is almost entirely attributable to an increase of $35.7 million in the average balance of borrowings. The Company borrowed additional funds during 1999 to support asset growth, particularly in the loan portfolio, as part of the process of leveraging the additional capital raised in the Offering.

     Provision for Loan Losses. The provision for loan losses decreased from $425,000 for the quarter ended March 31, 1999 to $300,000 for the quarter ended March 31, 2000. The decrease in the provision is attributed to the reduction in the level of net charge-offs from $357,000 for the quarter ended March 31, 1999 to $12,000 for the quarter ended March 31, 2000. The Company has also seen a reduction in non-performing loans from $5.0 million as of March 31, 1999 to $4.4 million as of March 31, 2000. These two factors were partially offset by the increase in average outstanding loans balance from $478.6 million for the quarter ended March 31, 1999 to $575.9 million for the quarter ended March 31, 2000.

     Noninterest Income. Noninterest income for the quarter ended March 31, 2000 was $912,000, up from $701,000 for the quarter ended March 31, 1999, an increase of $211,000. The largest portion of this increase was from recoveries on ORE properties of $144,000 for the quarter ended March 31, 2000. Service charges on deposits increased $40,000 to $227,000 for the quarter ending March 31, 2000. This increase was due primarily to the increase in deposit accounts from March 31, 1999 to March 31, 2000. Loan servicing revenue declined $17,000 from $88,000 for the quarter ended March 31, 1999 to $71,000 for the quarter ended March 31, 2000. The decline relates to a reduction in the balance of loans serviced for others. Other noninterest income increased by $44,000 from the March 31, 1999 quarter to the March 31, 2000 quarter. Revenues increased in CSB Services Agency, Inc., a wholly owned insurance subsidiary, by $98,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. This increase was primarily due to the purchasing of two insurance agencies in late December 1999. Revenue also increased in CSB Financial Services, Inc., a wholly owned brokerage subsidiary, by $21,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. This increase is attributed to the increase in branch referrals to this subsidiary along with offering free financial planning seminars to the public. These increases were offset by reductions in merchant credit card fee income of $33,000 and a $40,000 reduction in assignment and satisfaction fees on mortgage products.

     Noninterest Expense. Noninterest expense increased $810,000 million to $4.8 million for the quarter ended March 31, 2000, up from $4.0 million for the comparable period in 1999. Compensation and benefits accounted for the majority of this increase, increasing $794,000, of which $205,000 was due to the recognition and retention plan approved on July 2, 1999. CSB Services Agency, Inc. saw an increase of $101,000 in compensation and benefits due primarily to the purchases of the new insurance agencies. CSB Financial Services, Inc. also increased compensation cost by $34,000 largely due to the increased commission expense resulting from increased sales volume. Branch incentive payments increased $90,000 for the quarter ended March 31, 2000 compared to March 31, 1999. The remaining increase of $364,000 was primarily attributable to annual and merit increases for employees, the additional staff cost of four new branches, and increased benefit costs. The increase in occupancy expense of $34,000 from the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 is primarily attributable to the opening of four new branch locations during the calendar year of 1999. Other noninterest expense decreased $49,000 for the quarter ended March 31, 2000 compared to the March 31, 1999 quarter as a result of postage expense declining $16,000, other professional fees declining $58,000, credit report expense declining $14,000 and correspondent service charges declining $25,000. These reductions were partially offset by an increase of $89,000 in CSB Services Agency, Inc. costs due to the purchase of two insurance agencies and the goodwill amortization associated with those purchases.

     Income Tax Expense. Income tax expense declined slightly from $1.0 million for the quarter ended March 31, 1999 to $945,000 for the quarter ended March 31, 2000. The decrease is primarily the result of a reduction in income before income tax expense and the establishment of a Real Estate Investment Trust (REIT) in April 1999.

Comparison of Operating Results for the Nine Months Ended March 31, 2000 and
1999

     For the nine months ended March 31, 2000 the Company realized net income of $4.4 million, as compared to $765,000 for the nine months ended March 31, 1999. Noninterest expense decreased $2.9 million and net interest income increased $3.9 million for the nine months ended March 31, 2000 as compared to the same period last year. These increases in net income were partially offset by a reduction in noninterest income of $700,000 and an increase in income tax expense of $2.0 million for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999.

     Net Interest Income. Net interest income for the nine months ended March 31, 2000 was $20.2 million, up $3.9 million from the same period last year. The increase was primarily the result of the increase of $95.5 million in the balance of average earning assets from $566.9 million for the nine months ended March 31, 1999 to $662.4 million for the same period this year. Interest-bearing liabilities also increased during the same period, up $49.4 million. The net impact of these volume increases resulted in an increase in net interest income of $3.9 million. The volume increases were offset by a reduction of $39,000 in net interest income due to rate. The Company's net interest margin for the nine months ended March 31, 2000 was 4.06%, up 23 basis points from 3.83% for the same period last year. The yield on average earning assets decreased from 7.48% to 7.36%, while the rate paid on average interest-bearing liabilities decreased from 4.12% to 3.97%. This resulted in an increase in the spread of 3 basis points from 3.36% for the nine month period ending March 31, 1999 compared to 3.39% for the same period in 2000.

     Interest Income. Interest income for the nine months ended March 31, 2000 was $36.6 million, up from $31.8 million for the comparable period in 1999. The largest component of interest income is interest on loans. Interest on loans increased from $26.7 million for the nine months ended March 31, 1999 to $31.9 million for the nine months ended March 31, 2000. This increase of $5.3 million is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $108.5 million to $557.7 million, while the yield on loans decreased 29 basis points from 7.91% to 7.62%. The increase in interest on loans was supplemented by an increase in interest on investment securities. Interest income on this category of earning assets increased $335,000. The average balance of investment securities increased $8.8 million during the nine months ended March 31, 2000 to $58.2 million, resulting in a $388,000 increase in interest income due to volume. The average balance of federal funds decreased from $26.3 million in the nine months ended March 31, 1999 to $3.8 million in the nine months ended March 31, 2000. The decrease in the volume of federal funds resulted in a $939,000 decrease in interest income in the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999.

     Interest Expense. Interest expense increased during the nine month period ended March 31, 2000 to $16.4 million, up from $15.5 million for the comparable period in 1999. The majority of the Company's interest expense is from interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the nine months ended March 31, 2000 was $8.6 million, down $626,000 from the $9.2 million for the nine months ended March 31, 1999. This decrease is the result of a decrease of 39 basis points in the rates paid on these deposits from 5.58% for the nine months ended March 31, 1999 to 5.19% for the same period in 2000. Interest on school savings accounts decreased $104,000, from $640,000 for the nine months ended March 31, 1999 to $536,000 for the nine months ended March 31, 2000, substantially all of which was the result of a decrease in the rate paid on school savings accounts of 66 basis points. Interest on money market accounts increased $162,000, from $504,000 for the nine months ended March 31, 1999 to $666,000 for the nine months ended March 31, 2000. The increase is attributed to an increase in the average balance of money market accounts of $5.2 million as well as an increase of 16 basis points in the rates paid on these money market accounts, from 3.34% to 3.50%. Interest on borrowings for the nine months ended March 31, 2000 was $3.4 million, due to a $38.6 million increase in the average balance of borrowings. Interest on escrow accounts decreased $202,000, from $299,000 for the nine months ended March 31, 1999 to $97,000 for the nine months ended March 31, 2000. The decrease is attributed to a decrease in the average balance of escrow accounts of $8.8 million as well as a decrease of 71 basis points in the rates paid on these escrow accounts, from 2.44% to 1.73%. The average balance of escrow accounts decreased because stock subscriptions received during the quarter ended December 31,1998, were classified as escrow accounts until the Conversion was consummated and the funds were either used to purchase the Company's common stock or returned to the subscriber in the case of an over subscription. The remaining escrow accounts are primarily mortgage escrow deposits which have lower rates than the rates paid on the stock subscriptions, hence the decline in the average rate paid on escrow accounts.

     Provision for Loan Losses. The provision for loan losses increased from $785,000 for the nine months ended March 31, 1999 to $1,250,000 for the nine months ended March 31, 2000. Although the net loans charged off remained constant for the nine month period ending March 31, 2000 compared to March 31, 1999, the increase in the provision is attributed to the increase in outstanding loan balance from $493.3 million on March 31, 1999 to $582.2 million on March 31, 2000.

     Noninterest Income. Noninterest income for the nine month period ended March 31, 2000 was $1.5 million, down from $2.2 million for the nine month period ended March 31, 1999. This reduction is almost entirely due to the $950,000 charge off of the Bank's investment in The Commons, LLC taken in December 1999. This reduction was partially offset by recoveries on ORE properties of $284,000 for the nine month period ending March 31, 2000 as compared to the same period in 1999. Service charges on deposits increased slightly to $660,000 for the nine months ended March 31, 2000, from $590,000 for the nine months ended March 31, 1999. This increase is primarily attributable to the increase in deposit accounts from March 31, 1999 to March 31, 2000. Loan servicing revenue declined $73,000 from $296,000 for the nine months ended March 31, 1999 to $223,000 for the nine months ended March 31,

2000. The decline relates to a reduction in the balance of loans serviced for others. Other noninterest income has increased $253,000 from $1.3 million for the nine months ended March 31, 1999 to $1.5 for the nine months ended March 31, 2000. Revenues increased in CSB Services Agency, Inc., a wholly owned insurance subsidiary, by $115,000 from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. This increase was primarily due to the purchase of two insurance agencies in late December 1999. Revenue also increased in CSB Financial Services, Inc., a wholly owned brokerage subsidiary, by $49,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. These increases were partially offset by a decline in mortgage assignment fees of $56,000 due to an increase in mortgage rates and a decline in fees collected on credit card programs of $80,000 as a result of the sale of the credit card portfolio in February 1999.

     Noninterest Expense. Noninterest expense decreased $2.9 million to $13.5 million for the nine months ended March 31, 2000, down from $16.4 million for the comparable period in 1999. The termination fee paid to SFS Bancorp, Inc. of $2.0 million and the contribution of $2.8 million to the Cohoes Savings Foundation, Inc. account for the largest portion of the decrease in noninterest expense for the nine month period ending March 31, 2000 compared to the same period last year. This reduction was partially offset by an increase in compensation and benefits of $1.8 million, of which $624,000 was due to the recognition and retention plan approved on July 2, 1999, and an increase of $81,000 in the contribution to the Company's Employee Stock Ownership Plan. Branch incentive payments increased $114,000 for the nine months ended March 31, 2000 compared to the same period in 1999. The remaining increase in compensation and benefits of $1.0 million is primarily attributable to annual and merit increases for employees, the additional staff cost of four new branches, and increases in benefit costs. The increase in occupancy expense of $136,000 for the nine months ended March 31, 2000 compared to the same period last year is primarily attributable to the opening of four new branch locations during the calendar year of 1999.

     Income Tax Expense. Income tax expense increased $2.0 million from $519,000 for the nine months ended March 31, 1999 to $2.5 million for the comparable period in 2000. The increase is primarily the result of increased income before income tax expense partially offset by the establishment of a Real Estate Investment Trust (REIT) in April 1999.

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

     During the nine months ended March 31, 2000, the Company's primary demand for funds was to make loans and repurchase outstanding shares. Net loans increased by $56.4 million while the repurchase of shares required $21.1 million. These activities were funded principally with a net increase in borrowings of $30.6 million and net increase in deposits of $45.4 million.

Capital

     Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to remain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $96.6 million at March 31, 2000, or 13.8% of total assets on that date. As of March 31, 2000, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at March 31, 2000 were as follows:
Tier I (leverage) capital, 14.5%; Tier I risk-based capital, 21.0%; and Total risk-based capital, 22.0%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

     The Company's total equity at March 31, 2000 was $121.1 million, down $18.3 million from June 30, 1999. This reduction in equity is reflective of management's objective to leverage its capital through asset growth, a dividend policy and a share repurchase program. The Company completed a 5% repurchase program during September 1999, a 10% share repurchase program during March 2000 and has purchased certain shares in an additional 5% repurchase program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Management believes there has been no material change in interest rate risk since June 30, 1999. For additional information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included herein in Item 2 and refer to the Market Risk and Asset/Liability Management discussion included in Cohoes Bancorp, Inc.'s Annual Report for the fiscal year ended June 30, 1999.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

             On April 25, 2000, the Company announced the execution of an Agreement and Plan of Merger with Hudson River Bancorp, Inc. Reference is made to Note 3 of Notes to Consolidated Interim Financial Statements contained herein.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27. Financial Data Schedules (submitted only with filing in electronic format)

        (b) Reports on Form 8-K

                 On May 5, 2000, the Company filed a Form 8-K to include as exhibits the press release announcing the merger with HRBT, the definitive Agreement and Plan of Merger, and the stock options granted by the Company and HRBT in connection with the merger agreement. The Form 8-K was filed pursuant to "Item 5, Other Events" and was not required to include any financial statements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Cohoes Bancorp, Inc.
                                 (Registrant)



Date: May 11, 2000                   By: /s/ Harry L. Robinson
                                         ---------------------
                                         Harry L. Robinson
                                         President and Chief Executive Officer


Date: May 11, 2000                   By: /s/ Richard A. Ahl
                                         ------------------
                                         Richard A. Ahl
                                         Executive Vice President, Chief
                                         Financial Officer and Secretary