Form 10-K
period 2000-06-30
COHOES BANCORP INC
filed 2000-09-28
CIK 1070321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission file number 000-25027

                             COHOES BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                        14-1807865
(State or other jurisdiction of incorporation      (I.R.S. Employer
or organization)                                   Identification No.)


                 75 Remsen Street, Cohoes, New York      12047
             (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:  (518) 233-6500

         Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

         Securities Registered Pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.01 per share
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing sales price of such stock as of September 1, 2000, was approximately $116,621,258. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the registrant.)

     As of September 1, 2000, there were 7,912,705 shares issued and outstanding of the Registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000 are incorporated into Part II, Item 5-8 of this Form 10-K.

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

                                    PART I

Item 1.           Description of Business

General

         The Company.   Cohoes Bancorp, Inc. (the "Company") was formed at the
direction of Cohoes Savings Bank (the "Bank" or "Cohoes") in September 1998 for the purpose of becoming a savings and loan holding company and owning all of the outstanding stock of the Bank, in connection with the mutual to stock conversion of the Bank. The Company is incorporated under the laws of the State of Delaware. The Company is authorized to do business in the State of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law and applicable federal banking laws and regulations. The business of the Company consists only of the business of the Bank. References in this document to the Company also includes the Bank unless the context otherwise requires. The holding company structure, however, provides the Company with greater flexibility than the Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock financial institutions, as well as other companies. Although there are no current arrangements, understandings or agreements regarding any such activity or acquisition, the Company is in a position, subject to regulatory restrictions, to take advantage of favorable acquisition opportunities that may arise.

         The assets of the Company consist of the stock of the Bank, a note evidencing the Company's loan to its Employee Stock Ownership Plan (the "ESOP") and the investments of the net proceeds from the sale of its stock retained by the Company. Activities of the Company may also be funded through sales of additional securities, through borrowings, through dividends from the Bank and through income generated by other activities of the Company. At this time, there are no plans regarding such other activities.

         The executive office of the Company is located at 75 Remsen Street, Cohoes, New York 12047-2892. Its telephone number at that address is (518) 233-6500.

         The Bank.   The Bank serves the financial needs of communities in its
market area through its main office and 20 other full-service branch offices located throughout the Bank's primary market area. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation
("FDIC"). At June 30, 2000, the Bank had total assets of $726.3 million, deposits of $494.9 million and total equity of $98.3 million (or 13.53% of total assets).

         The Company's business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily residential mortgage loans, and to a lesser extent, commercial and multi-family real estate, consumer and commercial business loans. The Company originates its loans primarily in the Company's market area and to a lesser extent, it has in the past originated multi-family and commercial real estate loans secured by properties in New York City. However, depending upon market conditions and as a result of the somewhat depressed economy in the Company's primary market area, the Company may explore lending opportunities outside its primary market area in the future. At June 30, 2000, $353.3 million, or 58.4%, of the Company's total loan portfolio consisted of residential mortgage loans. The Company also invests in U.S. government agency, corporate debt securities and other permissible investments.

         The executive office of the Bank is located at 75 Remsen Street, Cohoes, New York 12047-2892. Its telephone number at that address is (518) 233-6500.

Lending Activities

         General.   The Company primarily originates fixed- and
adjustable-rate, one- to four-family mortgage loans, including home equity lines of credit and second mortgages, secured by the borrower's primary residence. The Company's general practice is to originate fixed and adjustable rate mortgage loans (ARM) with terms to maturity between 5 and 30 years and, until December 1997, sold substantially all its fixed rate mortgage loans on the secondary market. Currently, the Company has been retaining its 30-year and 15-year fixed-rate mortgage loans for its portfolio as the declining interest rate environment has made it more difficult to originate adjustable-rate loans. The Company retains all adjustable-rate mortgage loans in its portfolio. The Company also originates multi-family and commercial real estate, consumer and commercial business loans. In-market loan originations are generated by eight on-staff loan originators, the Company's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. The Company also has established relationships with certain mortgage brokers that take applications for residential mortgage loans (under the Company's underwriting guidelines) on behalf of the Company. During fiscal 2000, $9.4 million of the Company's loans were originated through mortgage brokers. At June 30, 2000, the Company's loan portfolio totaled approximately $605.4 million.

         The Company originates fixed and adjustable-rate consumer loans. ARM and consumer loans are originated in order to increase the percentage of loans with more frequent terms to repricing or shorter maturities than long-term, fixed-rate, one-to four-family mortgage loans. Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. Company employees with lending authority are designated, and their lending limit authority defined, by the Board of Directors. The approval of the Bank's Board of Directors is required for any loans over $500,000. Pursuant to the Company's lending policy, certain senior officers may approve loans up to $500,000.

         The Company is not subject to state or federal regulation limiting the aggregate amount of mortgage loans it is permitted to make to one borrower or affiliated groups of borrowers. New York law does require lending policies that avoid imprudent mortgage concentrations. The aggregate amount of commercial non-mortgage loans that the Company is permitted to make to any one borrower or group of related borrowers is generally limited to 15% of unimpaired capital and surplus. At June 30, 2000, the Company's loans-to-one-borrower limit for non-mortgage loans was approximately $14.7 million. On the same date, the Company had no borrowers with outstanding balances in excess of this amount.

         At June 30, 2000, the Company's largest lending relationship consisted of eleven loans to a group of borrowers secured by medical office space and retail facilities totaling $11.1 million. The next largest lending relationship consisted of seven loans to a group of borrowers secured by mobile home parks and a car wash facility totaling $7.0 million. The third largest lending relationship consisted of two loans totaling $6.5 million secured by a warehouse facility. The fourth largest lending relationship consisted of four loans totaling $4.9 million secured by an office building and furniture, fixtures and equipment. The fifth largest lending relationship consisted of five loans totaling $4.8 million secured by office buildings, retail plazas, and a self-storage facility. As of June 30, 2000, all of the loans involved in the five relationships discussed above were performing in accordance with their respective terms.

         The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Board of Governors of the Federal Reserve System ("FRB"), and tax policies.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                     June 30,
                       -------------------------------------------------------------------------------------------------------
                              2000                  1999                   1998                1997                1996
                       ---------------------  --------------------  -------------------  -------------------  ----------------
                                   % of                  % of                  % of                 % of                 % of
                       Amount      Total      Amount     Total      Amount     Total     Amount     Total     Amount     Total
                       -------     -----      -------    -----      -------    -----     -------    -----     ------     -----
                                                               (Dollars in Thousands)

Real estate
 loans:
  One- to
   four-family
   real estate         $353,349    58.40%     $320,721   61.12%     $258,399   62.07%   $243,620    60.62%   $234,900    59.06%
  Multi-family
   and commercial
   real estate          172,596    28.53       138,288   26.35        93,229   22.39      93,979    23.39      96,623    24.29
                        -------   ------       -------   -----       -------  ------     -------    -----     -------   ------
    Total real
     estate loans       525,945    86.93       459,009   87.47       351,628   84.46     337,599    84.01     331,523    83.35
                        -------   ------       -------   -----       -------  ------     -------    -----     -------   ------

Consumer loans:
  Home equity
   lines of credit       19,692     3.25        20,090    3.83        21,976    5.28      25,205     6.27      27,342     6.87
  Conventional
   second mortgages      11,853     1.96        12,724    2.42        15,093    3.63      14,069     3.50      11,111     2.79
    Automobile loans      8,610     1.42         9,658    1.84         9,783    2.35       9,290     2.31       9,982     2.51
    Credit cards             --       --            --      --         1,655    0.40       2,152     0.54       2,767     0.70
    Other consumer
     loans                1,626      .27         1,244     .24         1,184    0.28       1,438     0.36       1,776     0.45
                        -------   ------       -------   -----       -------  ------     -------   ------     -------   ------
    Total consumer
     loans               41,781     6.90        43,716    8.33        49,691   11.94      52,154    12.98      52,978    13.32

Commercial
 business loans          37,316     6.17        22,054    4.20        14,991    3.60      12,096     3.01      13,250     3.33
                        -------   ------       -------  ------       -------  ------     -------    -----     -------   ------
    Total loans         605,042   100.00%      524,779  100.00%      416,310  100.00%    401,849   100.00%    397,751   100.00%
                        =======   ======       =======  ======       =======  ======     =======   ======     =======   ======

Less:
  Net deferred
   loan origination
   fees and costs           384                    251                   (18)               (214)                (532)
  Allowance for
   loan losses           (5,013)                (4,025)               (3,533)             (3,105)              (3,249)
                        -------                -------               -------             -------              -------
    Total loans, net   $600,413               $521,005              $412,759            $398,530             $393,970
                        =======                =======               =======             =======              =======


         The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.



                                                                          June 30,
                                     ----------------------------------------------------------------------------------
                                              2000                          1999                          1998
                                     ----------------------        ----------------------        ----------------------
                                     Amount         Percent        Amount         Percent        Amount         Percent
                                     ------         -------        ------         -------        ------         -------
                                                                   (Dollars in Thousands)

Fixed-Rate Loans
Real estate:
  One- to four-family
   real estate                       $203,831       33.69%         $186,302       35.50%         $ 88,389       21.23%
  Multi-family and
   commercial real estate             100,139       16.55            72,858       13.88            42,274       10.15
                                      -------      ------           -------      ------           -------      ------
    Total real estate loans           303,970       50.24           259,160       49.38           130,663       31.38

Consumer:
  Home equity lines of credit              --          --                --          --                --          --
  Conventional second mortgages        11,853        1.96            12,724        2.42            15,093        3.63
  Automobile loans                      8,610        1.42             9,658        1.84             9,783        2.35
  Credit cards                             --          --                --          --             1,655        0.40
  Other consumer loans                  1,626         .27             1,244         .24             1,184        0.28
                                      -------      ------           -------      ------           -------      ------
    Total consumer loans               22,089        3.65            23,626        4.50            27,715        6.66

Commercial business loans              15,761        2.60             9,795        1.87             5,651        1.36
                                      -------      ------           -------      ------           -------      ------
    Total fixed-rate loans            341,820       56.49           292,581       55.75           164,029       39.40

Adjustable-Rate Loans
Real estate:
  One- to four-family
   real estate                        149,518       24.71           134,419       25.61           170,010       40.84
  Multi-family and
   commercial real estate              72,457       11.98            65,430       12.47            50,955       12.24
                                      -------      ------           -------      ------           -------      ------
    Total real estate loans           221,975       36.69           199,849       38.08           220,965       53.08

Consumer:
  Home equity lines of credit          19,692        3.26            20,090        3.83            21,976        5.28
  Conventional second mortgages            --          --                --          --                --          --
  Automobile loans                         --          --                --          --                --          --
  Credit cards                             --          --                --          --                --          --
  Other consumer loans                     --          --                --          --                --          --
                                      -------      ------           -------      ------           -------      ------
    Total consumer loans               19,692        3.26            20,090        3.83            21,976        5.28

Commercial business loans              21,555        3.56            12,259        2.34             9,340        2.24
                                      -------      ------           -------      ------           -------       -----
    Total adjustable-rate loans       263,222       43.51           232,198       44.25           252,281       60.60
                                      -------      ------           -------      ------           -------      ------
    Total loans                       605,042      100.00%          524,779      100.00%          416,310      100.00%
                                                   ======                        ======                        ======

Less:
Net deferred loan origination
 fees and costs                           384                           251                           (18)
Allowance for loan losses              (5,013)                       (4,025)                       (3,533)
                                      -------                       -------                       -------
     Total loans receivable, net     $600,413                      $521,005                      $412,759
                                      =======                       =======                       =======



         The following table illustrates the contractual maturity of the Company's loan portfolio at June 30, 2000. Mortgages, which have adjustable or renegotiable interest rates, are shown as maturing in the period in which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                              Real Estate                          Consumer
                                 Loans                               Loans                                        Total
                        --------------------            ----------------------------------------------------  ------------------
                                                        Home
                        One- to   Multi-     Commercial equity    Conventional                      Other               Weighted
                        four-     family     business   lines of  second       Automobile Credit    consumer            average
                        family    commercial loans      credit    mortgages    loans      cards     loans     Amount    rate
                        -------   ---------- ---------- --------  ------------ ---------- ------    --------  ------    --------
                                                              (Dollars in Thousands)

Amounts Due:
  0 months to 1 year    $     27  $ 13,297   $11,516    $    --   $    93      $  372     $ --      $   58    $ 25,363  8.40%

After 1 year:
  1 to 2 years                57     6,247     3,149         --       881       1,480       --         195      12,009  8.18
  2 to 3 years               195     5,163     1,292         --     1,095       3,210       --         546      11,501  8.67
  3 to 5 years             1,077    15,484    13,185         --     2,419       3,500       --         134      35,799  8.10
  5 to 10 years            14,13   112,973     6,731        431     5,716          48       --         410     140,448  7.91
  10 to 15 years          70,420    11,181       387      1,896     1,648          --       --          29      85,561  7.20
  Over 15 years          267,434     8,251     1,056     17,365         1          --       --         254     294,361  7.78
                         -------   -------    ------     ------    ------       -----      ---       -----     -------  ----
Total due after 1 year   353,322   159,299    25,800     19,692    11,760       8,238       --       1,568     579,679  7.77
                         -------   -------    ------     ------    ------       -----      ---       -----     -------  ----
Total amount due        $353,349  $172,596   $37,316    $19,692   $11,853      $8,610     $ --      $1,626    $605,042  7.80
                         =======   =======    ======     ======    ======       =====      ===       =====     =======  ====

Less:
  Net deferred loan
   origination fees
   and costs                                                                                                       384
  Allowance for
   loan losses                                                                                                  (5,013)
                                                                                                               -------
    Total loans
     receivable, net                                                                                          $600,413
                                                                                                               =======


         The following table sets forth the dollar amounts in each loan category at June 30, 2000 that are contractually due after June 30, 2001, and whether such loans have fixed or adjustable interest rates.


                                                                       Due after June 30, 2001
                                                          ----------------------------------------------------
                                                          Fixed               Adjustable              Total
                                                          --------            ----------              ---------
                                                                            (In Thousands)

Residential real estate                                   $203,446            $149,876                $353,322
Commercial real estate                                      86,773              72,526                 159,299
                                                           -------             -------                 -------
    Total real estate loans                                290,219             222,402                 512,621

Commercial business loans                                   14,699              11,101                  25,800

Consumer loans
  Home equity lines of credit                                   --              19,692                  19,692
  Conventional second mortgages                             11,760                  --                  11,760
  Automobile loans                                           8,238                  --                   8,238
  Credit cards                                                  --                  --                      --
  Other consumer loans                                       1,568                  --                   1,568
                                                           -------             -------                 -------
    Total consumer loans                                    21,566              19,692                  41,258
                                                           -------             -------                 -------
    Total loans                                           $326,484            $253,195                $579,679
                                                           =======             =======                 =======


Residential Real Estate Lending

         The Company's residential real estate loans consist of primarily one- to four-family, owner occupied mortgage loans. At June 30, 2000, $353.3 million, or 58.4% of the Company's total loans consisted of one- to four-family residential first mortgage loans. At June 30, 2000, approximately $203.8 million or 33.7% of the Company's one- to four-family residential first mortgage loans provided for fixed rates of interest and for repayment of principal over a fixed period not to exceed 30 years. The Company does not originate fixed-rate loans for terms longer than 30 years. The Company's fixed-rate one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

         The Company generally underwrites its fixed-rate one- to four-family residential first mortgage loans using Fannie Mae guidelines. Until December 1997, the Company sold substantially all fixed-rate residential mortgage loans it originated in the secondary market, but generally continued to service the loans it sold. Currently, the Company generally holds for investment all adjustable and fixed-rate one- to four-family residential first mortgage loans it originates, but it may recommence selling loans in the future depending on its lending objectives, funding requirements and market conditions. In underwriting one- to four-family residential first mortgage loans, the Company evaluates, among other things, the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Bank's Board of Directors. The Company requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan or the replacement cost of the dwelling.

         The Company currently offers one-, five- and seven-year residential ARM loans with an interest rate that adjusts annually after the initial period, based on the change in the corresponding term United States Treasury index plus a spread. These loans provide for up to a 2.0% periodic interest rate cap and a lifetime interest rate cap up to 6.75% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Company's cost of funds. Borrowers of ARM loans are generally qualified at the initial interest rate (however, for one-year ARMs, borrowers are qualified at the maximum rate after the first adjustment). The Company offers one-year ARM loans that are convertible (from the second through the fifth year of the loan) into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of June 30, 2000, the Company had not experienced higher default rates on these loans relative to its other loans.

         The Company's one- to four-family mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has waived the due on sale clause on loans held in its portfolio from time to time to permit assumptions of the loans by qualified borrowers.

         Generally, the Company does not originate residential mortgage loans where the ratio of the loan amount to the value of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%. If the loan-to-value ratio exceeds 80%, the Company generally requires that the borrower obtain private mortgage insurance in amounts intended to reduce the Company's exposure to 80% or less of the lower of the appraised value or the purchase price of the property securing the loan. In addition, on occasion the Company will make a loan for the construction of the borrower's primary residence. At June 30, 2000 the Company had $1.8 million in loans outstanding for the construction of the borrower's residence.

Multi-Family and Commercial Real Estate Lending

         The Company has engaged in multi-family and commercial real estate lending secured primarily by apartment buildings, office buildings, nursing homes, strip shopping centers and mobile home parks located in the Company's primary market area. At June 30, 2000, the Company had $172.6 million of multi-family and commercial real estate loans, representing 28.5% of the Company's total loan portfolio. As of June 30, 2000, $16.7 million of this portfolio was secured by property located in New York City.

         Multi-family and commercial real estate loans generally have terms to maturity that do not exceed 20 years. The Company's current lending guidelines generally require that (i) the property securing a multi-family or commercial real estate loan generate net cash flows of at least 120% of debt service after the payment of all operating expenses, excluding depreciation, and (ii) a loan-to-value ratio of 80% or less. As a result of a decline in the value of some properties in the Company's primary market area and due to economic conditions, the current loan-to-value ratio of some commercial real estate loans in the Company's portfolio may exceed the initial loan-to-value ratio. Adjustable rate multi-family and commercial real estate loans are generally written as ten-year balloon loans, which adjust after five years to a margin over the five-year United States Treasury index, and amortize over a term up to 20 years. In underwriting commercial real estate loans, the Company analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guarantees of the borrowers in addition to the secured property as collateral for such loans. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent fee appraisers approved by the Board of Directors.

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

Consumer Lending

         The Company offers a variety of secured and unsecured consumer loans, including home equity lines of credit and second mortgages and, to a lesser extent, automobile and personal loans. Substantially all of the Company's consumer loans are originated on property located or for customers residing in the Company's primary market area. At June 30, 2000, the Company's consumer loan portfolio totaled $41.8 million, or 6.9% of the Company's total loan portfolio.

         The Company's home equity lines of credit and second mortgages are secured by a lien on the borrower's residence and generally do not exceed $100,000. Company uses the same underwriting standards for home equity lines of credit and second mortgages as it uses for one- to four-family residential mortgage loans. Home equity lines of credit and second mortgages are generally originated in amounts, which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity lines of credit float with the Wall Street Journal prime rate and second mortgages generally have fixed interest rates. Home equity lines of credit require interest and principal payments on the outstanding balance for the term of the loan. The terms of the Company's home equity lines of credit are generally 25 years. As of June 30, 2000, the Company had $19.7 million, or 3.3% of the Company's total loan portfolio outstanding, in home equity lines of credit, with an additional $14.6 million of unused home equity lines of credit, and $11.9 million, or 2.0% of the Company's total loan portfolio, in second mortgages.

         The underwriting standards employed by the Company for consumer loans other than home equity lines of credit and second mortgages generally include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes a comparison of the value of the property securing the loan, if any, in relation to the proposed loan amount.

         The Company's automobile loans are originated as installment loans with a fixed interest rate and terms of up to 60 months for new vehicles and up to 60 months for certain used vehicles. The Company originates its automobile loans directly and will loan up to 100% of the value of a new automobile and up to 90% of the value of a used automobile. At June 30, 2000, the Company had $8.6 million of automobile loans.

         The Company does not originate any consumer loans on an indirect basis (i.e., where loan contracts are purchased from retailers of goods or services, which have extended credit to their customers).

         Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of loans, which are unsecured or are secured by assets, which may decline in value. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the property, and thus are more likely to be affected by adverse personal circumstances. In the case of automobile loans, which may have loan balances in excess of the resale value of the collateral, borrowers may abandon the collateral property making repossession by the Company and subsequent losses more likely. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans, including automobile loans.

Commercial Business Lending

         At June 30, 2000, commercial business loans comprised $37.3 million, or 6.2% of the Company's total loan portfolio. Most of the Company's commercial business loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases, inventory and accounts receivable. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs.

         The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Lines of credit generally are available to borrowers provided that the outstanding balance is paid in full (i.e., the credit line has a zero balance) for at least 30 days every year. All lines of credit are reviewed on an annual basis. In the event the borrower does not meet this 30 day requirement, the line of credit may be terminated and the outstanding balance may be converted into a fixed term loan. The Company has a small number of standby letters of credit outstanding, which are offered at competitive rates and terms and are generally on a secured basis.

         Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis. The Company generally obtains personal guarantees on its commercial business loans. Nonetheless, such loans are believed to carry higher credit risk than more traditional savings Company loans.

Loan Originations and Sales

         Mortgage and commercial loan originations are developed from the continuing business with depositors and borrowers, soliciting realtors and other brokers and walk-in customers. Residential and commercial loans are originated by the Company's staff of salaried and commissioned loan personnel, as well as through established relationships with certain mortgage brokers. The Company currently originates substantially all its mortgage loans to conform with the underwriting standards of Fannie Mae. As such, these loans are saleable to the secondary market.

         While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in the markets in which it serves. Demand is affected by the applicable local economy and the interest rate environment. Until December 1997, the Company sold substantially all its fixed-rate loans to the secondary market with servicing retained. Currently, the Company generally retains its fixed-rate and adjustable-rate real estate loans in its portfolio. At June 30, 2000, the Company serviced approximately $167.0 million of loans for others.

         During the year ended June 30, 2000, the Company originated $168.0 million of loans, compared to $245.4 million in fiscal 1999.

         In periods of economic uncertainty, the Company's ability to originate large dollar volumes of loans with acceptable underwriting characteristics may be substantially reduced or restricted, which may result in a decrease in operating income.

         The following table shows the loan origination and repayment activities of the Company for the periods indicated.


                                                                              Year Ended June 30,
                                                              ------------------------------------------------------
                                                              2000                  1999                    1998
                                                              --------              --------                --------
                                                                                 (In Thousands)

Loans at beginning of period                                  $524,779              $416,310                $401,849

Originations by type:
  Real estate loans:
    One- to four-family                                         66,536               108,610                 107,991
    Multi-family and commercial real estate                     69,664                99,473                  33,171
                                                               -------               -------                 -------
        Total real estate loans                                136,200               208,083                 141,162

  Consumer loans:
    Home equity lines of credit                                  4,900                 3,819                   8,243
    Conventional second mortgages                                3,365                 3,374                   5,918
    Automobile loans                                             4,615                 5,747                   6,766
    Credit cards                                                    --                 2,674                   2,561
    Other consumer loans                                           795                   571                     822
                                                               -------               -------                 -------
        Total consumer loans                                    13,675                16,185                  24,310

  Commercial business loans                                     18,123                21,114                  15,195
                                                               -------               -------                 -------
        Total loans originated                                 167,998               245,382                 180,667

Less:
  Principal repayments                                          82,485               133,231                 155,969
  Loan sales                                                     3,399                   861                   8,105
  Charge-offs                                                      692                   994                   1,038
  Transfers to ORE                                               1,159                 1,827                   1,094
                                                               -------               -------                 -------
Total loan reductions                                           87,735               136,913                 166,206
                                                               -------               -------                 -------

Net loan activity                                               80,263               108,469                  14,461
                                                               -------               -------                 -------

Loans at end of period                                        $605,042              $524,779                $416,310
                                                               =======               =======                 =======


Asset Quality

         Delinquency Procedures.   When a borrower fails to make a required
payment on a one- to four-family residential mortgage loan, the Company attempts to cure the deficiency by contacting the borrower. Written contacts are made after payment is 15 days past due and, in most cases, deficiencies are cured promptly. The Company attempts to contact the borrower by telephone to arrange payment of the delinquency between the 16th and the 30th day. If these efforts have not resolved the delinquency within 45 days after the due date, a second written notice is sent to the borrower, and on the 60th day a notice is sent to the borrower warning that foreclosure proceedings will be commenced unless the delinquent amount is paid. If the delinquency has not been cured within a reasonable period of time after the foreclosure notice has been sent, the Company may obtain a forbearance agreement or may institute appropriate legal action to foreclose upon the property. If foreclosed, property collateralizing the loan is sold at a public sale and may be purchased by the Company. If the Company is in fact the successful bidder at the foreclosure sale, upon receipt of a deed to the property, the Company generally sells the property at the earliest possible date.

         Collection efforts on consumer, commercial business and multi-family and commercial real estate loans are similar to efforts on one- to four-family residential mortgage loans, except that collection efforts on consumer and multi-family commercial real estate loans generally begin within 15 days after the payment date is missed. The Company also maintains periodic contact with commercial loan customers and monitors and reviews the borrowers' financial statements and compliance with debt covenants on a regular basis.

         Delinquent Loans.   The following table sets forth information
concerning delinquent loans as June 30, 2000, in dollar amounts and as a percentage of the Company's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts, which are overdue.


                                                                       June 30, 2000
                                    ----------------------------------------------------------------------------------------
                                             60-89                         90 days or            Total loans delinquent 60
                                              days                            more                     days or more
                                    ----------------------------  ----------------------------  ----------------------------
                                              Principal Percent             Principal Percent             Principal Percent
                                    Number    Balance   of Loan   Number    Balance   of Loan   Number    Balance   of Loan
                                    of Loans  of Loans  Category  of Loans  of Loans  Category  of Loans  of Loans  Category
                                    --------  --------- --------  --------  --------- --------  --------  --------- --------
                                                                    (Dollars in Thousands)

Real estate loans:
  One- to four-family real estate    6        $342      .10%      $21       $2,250    .64%      $27       $2,592    .74%
  Multi-family and commercial
   real estate                       2         115      .07         5          861    .50         7          976    .57
                                    --         ---                 --        -----               --        -----
    Total real estate loans          8         457      .09        26        3,111    .59        34        3,568    .68

Consumer loans:
  Home equity lines of credit       --          --       --         4          164    .83         4          164    .83
  Conventional second mortgages      2          61      .52         3           33    .28         5           94    .80
  Automobile loans                   2           7      .08         2           14    .16         4           21    .24
  Other consumer loans               2           1      .06         5            6    .37         7            7    .43
                                    --         ---                 --        -----               --        -----
    Total consumer loans             6          69      .17        14          217    .52        20          286    .69

Commercial business loans           --          --       --        --           --     --        --           --     --
                                    --         ---                 --        -----               --        -----

    Total delinquent loans          14         526      .09%       40        3,328    .55%       54        3,854    .64%
                                    ==         ===      ===        ==        =====    ===        ==        =====    ===


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


                                                                       June 30,
                                            ------------------------------------------------------------------
                                            2000           1999           1998           1997           1996
                                            ----           ----           ----           ----           ----
                                                                 (Dollars in Thousands)

Non-accrual loans:
  One- to four-family real estate           $2,250         $2,674         $2,635         $2,835         $1,852
  Multi-family and commercial real estate      861            823          1,246          3,438          1,364
  Conventional second mortgages                 33              9             35             62             48
  Consumer loans                               184            212            105            380            245
  Commercial business loans                     --             62             65            217             --
                                             -----          -----          -----          -----          -----
    Total non-accrual loans                  3,328          4,321          3,663          4,740          5,583

Loans contractually past due 90 days or
 more and still accruing interest:
  Consumer loans                                --             --             57             42            158
                                             -----          -----          -----          -----          -----
    Total loans 90 days or more past
     due and still accruing interest            --             --             57             42            158

Troubled debt restructurings                   715            672          1,929          1,906          2,052
                                             -----          -----          -----          -----          -----

    Total non-performing loans               4,043          4,993          5,649          6,688          7,793

Real estate owned (ORE)                        561            724            509          1,874            421
                                             -----          -----          -----          -----          -----

    Total non-performing assets             $4,604         $5,717         $6,158         $8,562         $8,214
                                             =====          =====          =====          =====          =====

Allowance for loan losses                   $5,013         $4,025         $3,533         $3,105         $3,249
                                             =====          =====          =====          =====          =====

Coverage of non-performing loans            123.99 %        80.61%         62.54%         46.43%         41.69%
                                             =====          =====          =====          =====          =====

Total non-performing loans as
a percentage of total loans                    .67 %          .95%          1.36%          1.66%          1.96%
                                             =====          =====          =====          =====          =====

Total non-performing loans as
a percentage of total assets                   .56 %          .77%          1.05%          1.36%          1.68%
                                             =====          =====          =====          =====          =====


         Non-Accruing Loans.   At June 30, 2000, the Company had approximately
$3.3 million in non-accruing loans, which constituted .5% of the Company's total loan portfolio. As of such date, there were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $750,000.

         For the year ended June 30, 2000, accumulated interest income on nonaccrual loans of approximately $432,000 was not recognized as income.

         Accruing Loans Contractually Past Due 90 Days or More.   As of June
30, 2000, the Company had no accruing loans contractually past due 90 days or more.

         Troubled Debt Restructurings.   As of June 30, 2000, the Company had
approximately $715,000 of troubled debt restructurings (which involve forgiving a portion of interest or principal on the loan or restructuring a loan to a rate materially less than that of market rates). At that date, there were no troubled debt restructurings in excess of $750,000.

         ORE.   As of June 30, 2000, the Company had approximately $561,000 of
ORE. At that date, ORE consisted of 14 residential properties located in the Company's primary market area. Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as ORE until sold. When property is classified as ORE, it is recorded at the lower of cost or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expenses. Net expense from ORE is expensed as incurred.

         Other Loans of Concern.   As of June 30, 2000, there was approximately
$64,000 of other loans not included in the table or discussed above where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At June 30, 2000, the Company had a total allowance for loan losses of $5.0 million, representing 123.99% of total non-performing loans.

         The following table sets forth an analysis of the Company's allowance for loan losses at the dates and for the periods indicated.



                                                         At or for the fiscal year ended June 30,
                                            -----------------------------------------------------------------
                                            2000           1999           1998           1997           1996
                                            ----           ----           ----           ----           ----
                                                                  (Dollars in Thousands)

Allowance for loan losses,
 beginning period                           $4,025         $3,533         $3,105         $3,249         $3,133

Charged-off loans:
  Real estate loans
    One- to four-family real estate            198            270            432            619            128
    Multi-family and commercial
     real estate                                69            487             93            343             21
                                             -----          -----          -----          -----          -----
        Total real estate loan                 267            757            525            962            149
         charge-offs

  Commercial business loan charge-offs         367             --            218            105              4

  Consumer loans
    Home equity lines of credit                 --             --             84             39             18
    Conventional second mortgages                6             24             16              1             --
    Automobile loans                            15             23            121             55             23
    Credit cards                                 2            144            212            353            132
    Other consumer loans                        35             46             41             56             75
                                             -----          -----          -----          -----          -----
        Total consumer loan charge-offs         58            237            474            504            248
                                             -----          -----          -----          -----          -----
        Total charged-off loans                692            994          1,217          1,571            401

Recoveries on loans previously charged-off:
  One- to four-family real estate               33            132             78             28              4
  Multi-family and commercial real estate       --             53             93             40             13
                                             -----          -----          -----          -----          -----
        Total real estate loan recoveries       33            185            171             68             17


Commercial business loan recoveries             --              1             35             --              1

Consumer loans
  Home equity lines of credit                   --             19             --              4             --
  Conventional second mortgages                 --             --             --             --              3
  Automobile loans                               1              4              8              5             --
  Credit cards                                  38             30             23             16              4
  Other consumer loans                           8             12              8              9              2
                                             -----          -----          -----          -----          -----
        Total consumer loan recoveries          47             65             39             34              9
                                             -----          -----          -----          -----          -----
        Total recoveries                        80            251            245            102             27
                                             -----          -----          -----          -----          -----

Net loans charged-off                         (612)          (743)          (972)        (1,469)          (374)

Provision for loan losses                    1,600          1,235          1,400          1,325            490
                                             -----          -----          -----          -----          -----

Allowance for loan losses, end of period    $5,013         $4,025         $3,533         $3,105         $3,249
                                             =====          =====          =====          =====          =====

Net charged-off loans to average loans        0.11%          0.16%          0.24%          0.37%          0.10%
                                             =====          =====          =====          =====          =====

Allowance for loan losses to total loans      0.83%          0.77%          0.85%          0.77%          0.82%
                                             =====          =====          =====          =====          =====

Allowance for loan losses to
 nonperforming loans                        123.99%         80.61%         62.54%         46.43%         41.69%
                                             =====          =====          =====          =====          =====

Net charged-off loans to allowance
  for loan losses                            12.21%         18.46%         27.51%         47.31%         11.51%
                                             =====          =====          =====          =====          =====

Recoveries to charged-offs                   11.56%         25.25%         20.13%          6.49%          6.73%
                                             =====          =====          =====          =====          =====


Allocation of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Company. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation to each category does not restrict the use of the allowance to absorb losses in any category.


                                                                           June 30,
                                  ---------------------------------------------------------------------------------------------
                                              2000                           1999                             1998
                                  ------------------------------  ------------------------------  -----------------------------
                                                       Percent                         Percent                         Percent
                                                       of Loans                        of Loans                        of Loans
                                            Percent of in Each              Percent of in Each              Percent of in Each
                                  Allowance Allowance  Category   Allowance Allowance  Category   Allowance Allowance  Category
                                  for Loan  to Total   to Total   for Loan  to Total   to Total   for Loan  to Total   to Total
                                  Losses    Allowance  Allowance  Losses    Allowance  Allowance  Losses    Allowance  Allowance
                                  --------- ---------- ---------  --------- ---------- ---------  --------- ---------- ---------
                                                                      (Dollars in Thousands)

Real estate loans
  One- to four-family
   real estate                    $  905    18.05%     58.40%     $  708    17.59%     61.12%    $  649     18.37%     62.07%
  Multi-family and commercial
   real estate                     3,172    63.28      28.53       1,686    41.89      26.35      1,438     40.70      22.39
                                   -----    -----      -----       -----    -----      -----      -----     -----      -----
    Total real estate loans        4,077    81.33      86.93       2,394    59.48      87.47      2,087     59.07      84.46

Consumer loans
  Home equity lines of credit         49      .98       3.25          29      .72       3.83         41      1.16       5.28
  Conventional second mortgages       17      .33       1.96          19      .47       2.42         26      0.74       3.63
  Automobile loans                    51     1.02       1.42          69     1.71       1.84         74      2.09       2.35
  Credit cards                        --       --         --          --       --         --        154      4.36       0.40
  Other consumer loans                49      .98        .27          51     1.27        .24         45      1.27       0.28
                                   -----    -----      -----       -----    -----      -----      -----     -----      -----
    Total consumer loans             166     3.31       6.90         168     4.17       8.33        340      9.62      11.94

Commercial business loans            643    12.83       6.17         220     5.47       4.20        164      4.64       3.60

Unallocated                          127     2.53         --       1,243    30.88         --        942     26.67         --
                                   -----    -----      -----       -----    -----      -----      -----     -----      -----
Total                             $5,013   100.00%    100.00%     $4,025   100.00%    100.00%    $3,533    100.00%    100.00%
                                   =====   ======     ======       =====   ======     ======      =====    ======     ======

                                                             June 30,
                                  --------------------------------------------------------------
                                              1997                           1996
                                  ------------------------------  ------------------------------
                                                       Percent                         Percent
                                                       of Loans                        of Loans
                                            Percent of in Each              Percent of in Each
                                  Allowance Allowance  Category   Allowance Allowance  Category
                                  for Loan  to Total   to Total   for Loan  to Total   to Total
                                  Losses    Allowance  Allowance  Losses    Allowance  Allowance
                                  --------- ---------- ---------  --------- ---------- ---------
                                                     (Dollars in Thousands)

Real estate loans
  One- to four-family real estate $  493    15.88%     60.62%     $  591    18.19%     59.06%
  Multi-family and commercial
   real estate                     1,339    43.12      23.39       1,848    56.88      24.29
                                   -----    -----      -----       -----    -----      -----
    Total real estate loans        1,832    59.00      84.01       2,439    75.07      83.35

Consumer loans
  Home equity lines of credit         24     0.77       6.27         158     4.86       6.87
  Conventional second mortgages       22     0.71       3.50           9     0.28       2.79
  Automobile loans                    35     1.13       2.31          40     1.23       2.51
  Credit cards                       132     4.25       0.54         183     5.63       0.70
  Other consumer loans                56     1.80       0.36         102     3.14       0.45
                                   -----    -----      -----       -----    -----      -----
    Total consumer loans             269     8.66      12.98         492    15.14      13.32

Commercial business loans            215     6.93       3.01         227     6.99       3.33

Unallocated                          789    25.41         --          91     2.80         --

Total                             $3,105   100.00%    100.00%     $3,249   100.00%    100.00%
                                   =====   ======     ======       =====   ======     ======

Investment Activities

         The Company is generally authorized to invest available funds in whatever investments the Board of Directors deems appropriate. The Bank, as a New York State chartered savings bank, may invest assets only in those investments, which the New York Banking Law permits. The Bank is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Bank may also invest its assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that the Bank is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. To date, the Company's investment strategy has been directed toward high-quality assets (primarily federal agency obligations and mortgage-backed securities) with short and intermediate terms (five years or less) to maturity. At June 30, 2000, the weighted average term to maturity or repricing of the security portfolio was
4.7 years. This did not take into account securities, which may be called prior to their contractual maturity or repricing.

         Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold debt securities to maturity, they are stated at amortized cost and are classified as investment securities. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. As a member of the FHLB of New York, the Bank is required to hold stock in the FHLB of New York, which is carried at cost since there is no readily available market value. Historically, the Company has not held any securities considered to be trading securities.

         The following table sets forth the composition of the Company's securities available for sale and investment securities at the dates indicated.


                                                                               June 30,
                                            ---------------------------------------------------------------------------------
                                                     2000                         1999                          1998
                                            ------------------------      ------------------------      ---------------------
                                            Carrying       % of           Carrying       % of           Carrying       % of
                                            Value          Total          Value          Total          Value          Total
                                            --------       -----          --------       -----          --------       -----
                                                                        (Dollars in Thousands)

Securities available for sale,
 at fair value:
Debt securities
  US Government and agency obligations      $14,543        36.29%         $15,747        35.20%         $23,237        47.69%
  Other obligations                             377          .94              379         0.85              276         0.57
  Mortgage-backed securities                 16,930        42.24           20,917        46.74           16,946        34.78
  Collateralized mortgage obligations           720         1.80            1,399         3.13            4,003         8.22
                                             ------       ------           ------       ------           ------       ------
    Total debt securities                    32,570        81.27           38,442        85.92           44,462        91.26

Equity securities                             7,504        18.73            6,300        14.08            4,258         8.74
                                             ------       ------           ------       ------           ------       ------

    Total securities available for sale     $40,074       100.00%         $44,742       100.00%         $48,720       100.00%
                                             ======       ======           ======       ======           ======       ======

Investment securities at amortized cost:
  US Government and agency obligations      $29,985        54.39%         $27,505        50.51%         $22,025        48.49%
  Other obligations                           2,002         3.63            2,148         3.94              388         0.85
  Mortgage-backed securities                 19,950        36.19           24,802        45.55           23,011        50.66
  Industrial and financial                    3,192         5.79               --           --               --           --
                                             ------       ------           ------       ------           ------       ------
    Total investment securities             $55,129       100.00%         $54,455       100.00%         $45.424       100.00%
                                             ======       ======           ======       ======           ======       ======
Investment securities at fair value         $53,741                       $53,721                       $45,547
                                             ======                        ======                        ======


         The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted average yields for the Company's securities portfolios at June 30, 2000 by contractual maturity. The table does not take into consideration the effects of scheduled repayments or possible prepayments.


                                                                 At June 30, 2000
                        -----------------------------------------------------------------------------------------------------
                           Less than 1          1 to 5             5 to 10            Over 10                Total
                             1 year              years              years              years               Securities
                        ------------------ ------------------ ------------------ ------------------ -------------------------
                                  Weighted           Weighted           Weighted           Weighted           Weighted
                        Amortized Average  Amortized Average  Amortized Average  Amortized Average  Amortized Average   Fair
                        Cost      Yield    Cost      Yield    Cost      Yield    Cost      Yield    Cost      Yield     Value
                        --------- -------  --------- -------- --------- -------- --------- -------- --------- -------   -----
                                                               (Dollars in Thousands)

Securities available
 for sale:
  US Government and
   agency obligations   $1,999    6.08%    $12,994   5.96%    $   --      --%    $    --     --%    $14,993   5.97%     $14,543
  Other obligations         --      --         178   3.70        200    6.60          --     --         378   5.23          377
  Mortgage-backed
   securities               --      --       8,506   6.35         --      --       8,962   6.45      17,468   6.40       16,930
  Collateralized
   mortgage
   obligations              --      --          --     --        424    6.45         313   4.85         737   5.77          720
  Other equity
   securities               --      --          --     --         --      --       2,487   5.07       2,487   5.07        2,552
                        ------    ----      ------   ----      -----    ----      ------   ----      ------   ----       ------
    Subtotal             1,999    6.08      21,678   6.09        624    6.50      11,762   6.12      36,063   6.10       35,122
                        ------    ----      ------   ----      -----    ----      ------   ----      ------   ----       ------
  FHLB stock                --      --          --     --         --      --       4,952   7.00       4,952   7.00        4,952
                        ======    ====      ======   ====      =====    ====      ======   ====      ======   ====       ======
    Total securities
     available for sale $1,999    6.08     $21,678   6.09     $  624    6.50     $16,714   6.38     $41,015   6.21      $40,074

Investment securities:
  US Government and
   agency obligations   $3,995    5.83     $25,990   5.94     $   --      --     $    --     --     $29,985   5.92      $29,220
  Other obligations      2,002    6.03          --     --         --      --          --     --       2,002   6.03        1,985
  Mortgage-backed
   securities              952    6.11      10,124   6.51        115    8.41       8,759   6.42      19,950   6.46       19,344
  Industrial and
   financial                --      --          --     --      2,351    4.58         841   6.98       3,192   5.21        3,192
                        ------    ----      ------   ----      -----    ----      ------   ----      ------   ----       ------
    Total investment
     securities         $6,949    5.93%    $36,114   6.10%    $2,466    4.76%    $ 9,600   6.47%    $55,129   6.08%     $53,741
                         =====    ====      ======   ====      ======   ====      ======   ====      ======   ====       ======


Sources of Funds

         General.   The Company's primary sources of funds are deposits,
amortization and prepayment of loan principal, maturities of securities, short-term investments, funds provided from operations and borrowings.

         Deposits.   The Company offers a variety of deposit accounts having a
range of interest rates and terms. The Company's deposits consist of savings accounts, school savings accounts (a volunteer program in which students are given the opportunity to open and maintain a savings account while at school in order to teach wise money management), money market accounts, demand deposit accounts and time deposits currently ranging in terms from three months to five years. The Company only solicits deposits from its primary market area and does not currently solicit brokered deposits. However, in the past, the Company has solicited brokered deposits. At June 30, 2000, the Company had no brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain its deposits. At June 30, 2000, the Company's deposits totaled $494.9 million, of which $453.9 million were interest-bearing deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its savings, school savings, money market and demand deposit accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

     The following table sets forth the distribution and deposit activity of the Company's deposit accounts for the periods indicated.


                                                                                                             Total Number
                                                  School       Money     Demand    Time                      of
                                   Savings        Savings      Market    Deposits  Deposits     Total        Accounts
                                   ---------      -------      -------   --------  --------     --------     --------

                                                               (Dollars in Thousands)

Balance as of June 30, 1997        $ 123,881      $13,909      $15,450   $45,844   $230,306     $429,390     86,741
Net deposits (withdrawals)            (1,898)       2,558        5,653     7,806    (12,778)       1,341
Interest credited                      3,629          788          569       303     13,521       18,810
                                   ---------      -------      -------   -------   --------     --------

Balance as of June 30, 1998         125,612        17,255       21,672    53,953    231,049      449,541     89,370
Net deposits (withdrawals)            5,409        (1,180)         970    11,510    (37,644)     (20,935)
Interest credited                     3,454         1,213          687       353     11,810       17,517
                                    -------       -------       ------   -------   --------     --------

Balance as of June 30, 1999          134,475       17,288       23,329    65,816    205,215      446,123     88,891
Net deposits (withdrawals)            (5,260)        (488)      (1,677)    7,005     31,359       30,978
Interest credited                      3,807          695          252     1,131     11,928       17,814
                                   ---------      -------      -------   -------   --------     --------

Balance as of June 30, 2000        $133,022       $17,495      $21,904   $73,952   $248,502     $494,875     94,403
                                   ========       =======      =======   =======   ========     ========     ======


     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company as of the dates indicated.


                                                                     Balance as of June 30,
                                             --------------------------------------------------------------------

                                                      2000                    1999                   1998
                                             ---------------------    --------------------   --------------------
                                                          Percent                 Percent                Percent
                                             Amount       of Total    Amount      of Total   Amount      of Total
                                             -----        --------    ------      --------
                                                                  (Dollars in Thousands)

Savings accounts (3.0%)                      $133,022      26.88%     $134,475     30.14%    $125,612     27.94%
School savings accounts (5.5%)                 17,495       3.54        17,288      3.88       17,255      3.84
Money market accounts (2.75% to 3.93%)         21,904       4.43        23,329      5.23       21,672      4.82
Demand deposits (0% to 1.75%)                  73,952      14.95         65,816    14.75       53,953     12.00

Time deposits:

1.00-1.99%                                        482        .10           500       .11            -         -
2.00-2.99%                                      1,650        .33         1,123       .25            -         -
3.00-3.99%                                      1,768        .36        17,218      3.86            2         -
4.00-4.99%                                     45,300       9.15        78,798     17.66        4,105      0.91
5.00-5.99%                                    123,844      25.02        86,433     19.37      190,539     42.39
6.00-6.99%                                     75,139      15.18         9,090      2.04       17,664      3.93
7.00-7.99%                                        319        .06        12,053      2.70       18,709      4.16
8.00-8.99%                                          -          -             -         -           30      0.01
                                             --------     ------      --------    ------     --------    ------

  Total time deposits                         248,502      50.20       205,215     46.00      231,049     51.40
                                             --------     ------      --------    ------     --------    ------

Total deposits                               $494,875     100.00%     $446,123    100.00%    $449,541    100.00%
                                             ========     ======      ========    ======     ========    ======


         The following table shows rate and maturity information for the Company's time deposits as of June 30, 2000.


                                                               Amount Due

                          12 months      12 months      12 months       12 months       12 months
                           ending         ending         ending          ending          ending
                        June 30, 2001  June 30, 2002  June 30, 2003   June 30, 2004   June 30, 2005   Thereafter    Total
                        -------------  -------------  -------------   -------------   -------------   -----------   -----
                                                             (In Thousands)

Interest Rate
1.00-1.99%              $    482       $     -        $     -         $    -          $    -          $    -        $    482
2.00-2.99%                 1,648             2              -              -               -               -           1,650
3.00-3.99%                 1,768             -              -              -               -               -           1,768
4.00-4.99%                37,121         3,037          3,509          1,633               -               -          45,300
5.00-5.99%                93,888        12,733          8,051          5,837           3,335               -         123,844
6.00-6.99%                56,390        16,204            679              3           1,797              66          75,139
7.00-7.99%                   155           145              -              -              19               -             319
8.00-8.99%                     -             -              -              -               -               -               -
                        --------       -------        -------         ------          ------          ------        --------
      Total             $191,452       $32,121        $12,239         $7,473          $5,151          $   66        $248,502
                        ========       =======        ======          ======          ======          ======        ========


         The following table indicates the amount of the Company's time deposits by the time remaining until maturity as of June 30, 2000.


                                                                  Maturity
                                          --------------------------------------------------------
                                                             Over           Over
                                          3 Months          3 to 6         6 to 12         Over
                                           or Less          Months         Months        12 Months        Total
                                          ---------         ------         ------        ---------        -----
                                                               (In Thousands)

Time deposits less than $100,000          $54,904           $34,232        $71,061       $50,791          $210,988
Time deposits $100,000 or more             10,436             7,865         12,954         6,258            37,514
                                          -------           -------        -------       -------          --------
Total time deposits                       $65,340           $42,097        $84,015       $57,049          $248,502
                                          =======           =======        =======       =======          ========


         Borrowings.   Although deposits are the Company's primary source of
funds, the Company's practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

         The Company's borrowings historically have consisted primarily of advances from the FHLB of New York. FHLB advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently maintains available lines of credit and is currently authorized to borrow up to $65.0 million on lines of credit with the FHLB of New York. At June 30, 2000, the Company had outstanding $96.2 million in other borrowings from the FHLB of New York.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.


                                                                             Year Ended June 30,
                                                                     -------------------------------
                                                                       2000         1999          1998
                                                                     -------      -------       -------
                                                                               (In Thousands)

      Maximum Balance:
           FHLB advances                                             $96,201      $52,038       $19,983

      Average Balance:
           FHLB advances                                             $81,927      $43,270       $ 5,467


         The following table sets forth the amount and rate of the Company's borrowings at the dates indicated.


                                                                                   June 30,
                                                                    ---------------------------------------

                                                                     2000             1999           1998
                                                                    -------          -------        -------
                                                                            (Dollars in Thousands)

FHLB advances                                                       $96,201          $49,045        $19,897

     Total borrowings                                               $96,201          $49,045        $19,897
                                                                    =======          =======        =======

Weighted average interest rate of FHLB advances                        5.80%            5.73%          6.07%
                                                                       ====             ====           ====


Subsidiary and Other Activities

         The Bank maintains four wholly-owned subsidiaries: CSB Financial Services, Inc., CSB Funding, Inc., CSB Services Agency, Inc. and Cohoes Realty, Incorporated. CSB Financial Services, Inc. earns commission income through the sale of securities, mutual funds, annuities and other insurance products. During the fiscal year ended June 30, 2000, CSB Financial Services had revenues of approximately $394,000 and net income of approximately $24,000. As of June 30, 2000, CSB Funding, Inc. was inactive with no reported income.

         CSB Services Agency, Inc. owns an 84.5% interest in CSB Security Insurance Agency, formerly Community Bank Insurance Brokers of New York, LLC which is a joint venture formed for the purpose of selling property and casualty insurance to the Bank's customers and to the general public. The joint venture was formed in July 1998. In January 2000, the joint venture acquired two other area agencies, Security Insurance Group and the Carpenter & Milnarik Agency. During the fiscal year ended June 30, 2000, the joint venture reported revenues of approximately $509,000 and a net loss of approximately $161,000.

         Cohoes Realty, Incorporated is a real estate investment trust formed in 1999 to enhance liquidity, portfolio yields and capital growth. The Bank funded Cohoes Realty, Incorporated with approximately $105.0 million of earning assets consisting of commercial real estate loans and debt securities. Interest income earned on the assets held by Cohoes Realty, Incorporated will be passed through to the Bank in the form of dividends. Cohoes Realty, Incorporated sold a limited amount of preferred stock with a fixed rate of return to directors, officers and employees of the Bank and their family members in order to satisfy Internal Revenue Code requirements to qualify as a real estate investment trust.

Competition

         The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Company's primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

         The Company attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available.

Employees

         At June 30, 2000, the Company had 180 full-time employees and 30 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                                  REGULATION

The Company

         General.   The Company is subject to regulation as a savings and loan holding company under the HOLA. The Company is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the New York Banking
Board ("NYBB") and the Securities and Exchange Commission ("SEC"). As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Activities Restrictions.   The Bank is the sole savings association
subsidiary of the Company. There are generally no restrictions on the activities of a savings and loan holding company, which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, he may impose such restrictions as are deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "--Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

         The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At June 30, 2000, approximately 67.6% of the Bank's assets were invested in QTLs, which was in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

         Limitations on Transactions with Affiliates.   Transactions between
savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity, which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies, which are controlled by such parent holding company, are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

         In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 2000, the Bank was in compliance with the above restrictions.

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

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state chartered savings institutions).

         Federal Securities Laws.   The Company's Common Stock has been
registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act, including periodic reports and quarterly and annual financial data.

         The registration under the Securities Act of shares of the Company's Common Stock does not cover the resale of such shares. Shares of Company Common Stock purchased by persons who are not affiliates of the Company may be sold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System.

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

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are equivalent to those discussed above under the 3% leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2000 the Bank met each of its capital requirements.

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

         Under recently enacted legislation, the Department has been granted the authority to maintain the power of state-chartered banks reciprocal with those of a national bank. Under the terms of the legislation, the Department is granted such authority for only one year unless legislation is adopted within such period, which extends the effective period of such power. However, any regulations adopted by the Department pursuant to the authority granted by such legislation would be effective regardless of whether legislation is enacted extending the effective period.

         New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities, which may be authorized by the NYBB. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

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

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions, which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

         At June 30, 2000, the Bank had capital levels, which qualified it as a "well capitalized" institution.

         FDIC Insurance Premiums.   The Bank is a member of the Bank Insurance
Fund administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances, which would result in termination of the Bank's deposit insurance.

         Brokered Deposits.   The FDIA restricts the use of brokered deposits
by certain depository institutions. Under the FDIA and applicable regulations, (i) a "well capitalized insured depository institution" may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an "adequately capitalized insured depository institution" may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an "undercapitalized insured depository institution" may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The Bank had no brokered deposits outstanding at June 30, 2000 and it is not currently soliciting brokered deposits.

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

         FHLB System.   The Bank is a member of the FHLB of New York, which is
one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $96.2 million of FHLB advances at June 30, 2000.

         As a FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At June 30, 2000, the Bank had approximately $5.0 million in FHLB stock, which resulted in its compliance with this requirement.

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

         Federal Reserve System.   The FRB requires all depository institutions
to maintain reserves against their transaction accounts (primarily checking accounts, including NOW and Super NOW accounts) and non-personal time deposits. As of June 30, 2000, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve
Bank, this reserve requirement may reduce the Bank's earning assets.

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

         Bad Debt Reserves. In 1996, federal tax laws were amended to eliminate certain methods formerly used by the Bank to calculate tax deductions for bad debts. The new law also requires the Bank to gradually recapture certain excess bad debt deductions taken from 1988 through 1995. The total remaining amount required to be recaptured at June 30, 2000 was approximately $377,000. The effect of the recapture of this entire amount has already been reflected on the Company's financial statements.

         Also in 1996, New York State tax laws were amended to retain the method of calculating tax bad debt deductions, which were eliminated that year for federal tax purposes. Thus, for state income tax purposes, the Bank can calculate its tax bad debt deduction based upon either its historical loss experience or 32% of its New York State taxable income, so long as the Bank continues to satisfy certain definitional tests.

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

         At June 30, 2000, the Bank's total federal base-year reserve was approximately $3.7 million. These reserves reflect the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

         Minimum Tax.   The Code imposes an alternative minimum tax ("AMT") at
a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

         Net Operating Loss Carryovers.   For the years beginning after August
5, 1997, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.
At June 30, 2000, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

State and Local Taxation

         New York State Taxation.   The Company and the Bank report income on a
combined basis utilizing a fiscal year. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax.
Entire net income is based on federal taxable income, subject to certain modifications.

         Delaware State Taxation.   As a Delaware holding company not earning
income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

Item 2.           Description of Properties

         The Company conducts business at its main office and 20 other banking offices. The following table sets forth information relating to each of the Company's offices as of June 30, 2000. The net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 2000 was $7.6 million.



                                                                                                           Net
                                                                                                        book value
                                                                                                      of property or
                                                  Original                             Total            leasehold
                                   Leased           year            Date of           approximate     improvements at
                                    or            leased or          lease             square          June 30, 2000
Locations                          owned          acquired         expiration          footage        (In thousands)
                                   ------         --------         ----------         --------        --------------

Cohoes Loan Center                 Owned          1992             N/A                10,500          $  642
50 Mohawk Street
Cohoes, NY   12047

Annex                              Owned          1981             N/A                 3,723             159
60 Remsen Street
Cohoes, NY 12047

Operation Center                   Owned          1987             N/A                11,190             322
244 North Mohawk Street
Cohoes, NY   12047

Community Outreach Center          Leased         1995             Month to              200               -
Urban League Headquarters                                          Month
95 Livingston Avenue
Albany, NY

Building Adjacent Latham Office    Owned          1986             N/A                 3,024              80
Storage Facility
771 New Loudon Road
Latham, NY   12110

Branch Offices:
Main Office                        Owned          1924             N/A                15,223             432
75 Remsen Street
Cohoes, NY   12047

Cohoes/I-787 Office                Owned          1976             N/A                   988             128
New Courtland Street
Cohoes, NY   12047

Latham Office                      Owned          1967             N/A                 9,041             450
Corner of Pine & Route 9
Latham, NY   12110

Clifton Park Office                Owned          1972             N/A                 5,297             286
525 Vischer Ferry Road
Clifton Park, NY   12065

Delmar Office                      Owned          1994             N/A                 4,768           1,440
197 Delaware Avenue
Delmar, NY   12182

Lansingburgh Office                Owned          1976             N/A                 3,216             247
820 Second Avenue
Troy, NY   12182

Loudonville Office                 Leased         1996             07/31/01            4,000               5
475 Albany-Shaker Road
Loudonville, NY   12211

Guilderland Office                 Leased         1995             10/31/05            3,500               -
1973 Western Avenue
Albany, NY   12203


Branch Offices
(Continued)

Schaghticoke                       Leased         1999             03/31/04              900          $   91
Route 40 and 67
Schaghticoke, NY   12154

Halfmoon                           Leased         1999             10/31/19            3,814              55
1532 Route 9
Clifton Park, NY 12065

Albany                             Leased         1999              7/31/09            4,063              81
30 South Pearl St.
Albany, NY 12207

Supermarket Branches:
Glenville                          Leased         1993             10/31/03              323              75
290 Saratoga Road
Scotia, NY   12302

Rotterdam                          Leased         1993             03/31/03              350              71
1879 Altamont Avenue
Schenectady, NY   12303

Colonie                            Leased         1993             09/30/03              336              77
1892 Central Avenue
Colonie, NY   12205

Westgate                           Leased         1995             04/30/05              565              63
911 Central Avenue
Albany, NY   12206

Brunswick                          Leased         1996             10/31/01              304              44
716 Hoosick Road
Brunswick, NY   12180

Bethlehem                          Leased         1997             05/31/02              312              40
1395 New Scotland Road
Slingerlands, NY   12159

Malta                              Leased         1996             05/31/01              524              95
1 Kendall Way
Malta, NY   12020

Niskayuna                          Leased         1996             06/30/01              544              96
2333 Nott Street East
Niskayuna, NY   12309

Queensbury                         Leased         1998             05/31/03              360              72
677 Upper Glen Street
Queensbury, NY   12804

Catskill                           Leased         1999             03/31/04              304             109
320 West Bridge Street
Catskill, NY   12414


Item 3.           Legal Proceedings

         The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

                                   PART II

Item 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

         Information contained under the caption "Common Stock" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by reference.

Item 6.           Selected Financial Data

         Information contained under the caption "Financial Highlights" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by reference.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

         Information contained under the caption "Market Risk and Asset/Liability Management" in the 2000 Annual Report to Stockholders included as Exhibit 13 hereto is herein incorporated by reference.

Item 8.           Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 2000, which is included as
Exhibit 13 hereto is incorporated by reference in this Annual Report on Form
10-K.

Annual Report Section incorporated herein by reference

Report of Independent Public Accountants

Consolidated Statements of Financial Condition as of June 30, 2000 and 1999

Consolidated Statements of Operations for the Years Ended June 30, 2000,
  1999 and 1998

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended June 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended June 30, 2000,
  1999 and 1998

Notes to Consolidated Financial Statements

         With the exception of the information expressly incorporated herein by reference, the Company's Annual Report to Stockholders for the year ended June 30, 2000, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

Item 10.          Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of June 30, 2000.

Executive Officers

         Information concerning executive officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of June 30, 2000.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.          Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of June 30, 2000.

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of June 30, 2000.

Item 13.          Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days of June 30, 2000.

Item 14.          Exhibits and Reports on Form 8-K

         (a)      Exhibits

         See Index to Exhibits

         (b)  Reports on Form 8-K

         There was one report on Form 8-K filed during the quarter ended June 30, 2000.

         1)       a)       Report dated May 5, 2000

                  b) Item 5 - Reporting the signing of an Agreement and Plan of Merger between Hudson River Bancorp,
                           Inc. and Cohoes Bancorp, Inc. dated April 25, 2000.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COHOES BANCORP, INC.

Date:  September 28, 2000                By:  /s/ Harry L. Robinson
       ------------------------               --------------------------------
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

By:      /s/ Harry L. Robinson                                By:      /s/ Richard A. Ahl

         Harry L. Robinson, Director, President                        Richard A. Ahl, Executive Vice
           and Chief Executive Officer                                 President, Chief Financial Officer
           (Principal Executive and Operating                          and Secretary
            Officer)                                                    (Chief Financial and Accounting
                                                                          Officer)

Date:    September 28, 2000                                   Date:    September 28, 2000
         -------------------------------------                         -----------------------------------



By:      /s/ Arthur E. Bowen                                  By:      /s/ Peter G. Casabonne
         Arthur E. Bowen, Director                                     Peter G. Casabonne, Director

Date:    September 28, 2000                                   Date:    September 28,2000__________
         -------------------------------------                         -----------------------------------



By:      /s/  Michael L. Crotty                               By:      /s/ Chester C. DeLaMater
         Michael L. Crotty, Director                                   Chester C. DeLaMater, Director

Date:    September 28,2000                                    Date:    September 28, 2000
         -------------------------------------                         -----------------------------------


By:      /s/ Frederick G. Field, Jr.                          By:      /s/  Duncan S. Mac Affer
         Frederick G. Field, Jr., Director                             Duncan S. Mac Affer, Director

Date:    September 28, 2000                                   Date:    September 28, 2000
         -------------------------------------                         -----------------------------------


By:      /s/  J. Timothy O'Hearn                              By:      /s/  R. Douglas Paton

         J. Timothy O'Hearn, Director                                  R. Douglas Paton, Director

Date:    September 28, 2000                                   Date:    September 28, 2000
         -------------------------------------                         -----------------------------------


By:      /s/  Walter H. Speidel                               By:      /s/  Donald A. Wilson

         Walter H. Speidel, Director                                   Donald A. Wilson, Director

Date:    September 28, 2000                                   Date:    September 28, 2000
         -------------------------------------                         -----------------------------------


                                                     INDEX TO EXHIBITS

        Regulation                                                                           Reference to
           S-K                                                                             Prior Filing or
        Exhibit                                                                            Exhibit Number
          Number                                  Document                                 Attached Hereto

           3(i)         Certificate of Incorporation                                        <F1>
          3(ii)         Bylaws                                                              <F3>

            4           Instruments defining the rights of security holders,                <F2>
                        including debentures
           10.1         Employment Agreement between Cohoes Savings Bank and Harry          <F3>
                        L. Robinson
           10.2         Schedule of Employment Agreement with Cohoes Savings Bank           <F3>
                        Employment Agreement between Cohoes Savings Bank and Albert

           10.3         J. Picchi                                                           <F3>
                        Employment Agreement between Cohoes Bancorp, Inc. and Harry
           10.4         L. Robinson                                                         <F3>
                        Schedule of Employment Agreement with Cohoes Bancorp, Inc.
           10.5         Change-In-Control Severance Agreement between Cohoes Savings        <F3>
                        Bank and Johanna O. Robbins
           10.6         Schedule of Change-In-Control Severance Agreements with             <F3>
                        Cohoes Savings Bank

           10.7                                                                             <F3>
           10.8         Cohoes Savings Bank Employee Severance Compensation Plan            <F1>
                        Employee Stock Ownership Plan

           10.9         Cohoes Savings Bank 401(k) Savings Plan                             <F1>
          10.10         Benefit Restoration Plan                                            <F2>
          10.11         Stock Option and Incentive Plan                                     <F1>
          10.12         Recognition and Retention Plan                                      <F1>
          10.13                                                                             <F1>
            13          Annual Report to Stockholders                                         13
            21          Subsidiaries of Registrant                                            21
            23          Consents of Experts                                                   23
            27          Financial Data Schedule                                               27

----------------

<F1>     Filed as exhibits to the Company's Form S-1 registration statement filed on September 16, 1998 (File No. 333-63539) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

<F2>     Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed on October 30, 1998 (File No. 333-63539) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

<F3>     Filed as exhibits to the Company's Form 10-K for the fiscal year ended June 30, 1999, filed on September 24, 1999. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.



                                  EXHIBIT 13

                        ANNUAL REPORT TO STOCKHOLDERS

                              2000 Annual Report













                                COHOES BANCORP

                                     INC.

Contents


Financial Highlights ...................................................    2

Letter to Shareholders .................................................    3

Management's Discussion and Analysis ...................................    5

Report of Independent Public Accountants ...............................   15

Consolidated Statements of Financial Condition .........................   16

Consolidated Statements of Operations ..................................   17

Consolidated Statements of Changes
In Stockholders' Equity ................................................   18

Consolidated Statements of Cash Flows ..................................   20

Notes to Consolidated Financial Statements .............................   22

Corporate Information ..................................................   48

Board of Directors and Officers ........................................   49


                                                      FINANCIAL HIGHLIGHTS


Selected Consolidated Financial and other data


                                                                                         At June 30,
                                                                 --------------------------------------------------------------
                                                                    2000         1999         1998         1997         1996
                                                                 ----------   ----------   ----------   ----------   ----------
Selected Consolidated Financial Data:                                                   (In thousands)

    Total assets                                                 $  727,014   $  650,470   $  535,716   $  491,700   $  463,363
    Cash and cash equivalents                                        12,658       11,114       14,229       16,664        8,900
    Loans, net                                                      600,413      521,005      412,759      398,530      393,970
    Investment securities                                            55,129       54,455       45,424       25,273       25,969
    Securities available-for-sale                                    40,074       44,742       48,720       35,475       20,886
    Deposits                                                        494,875      446,123      449,541      429,390      404,539
    Borrowings                                                       96,201       49,045       19,897            -        2,116
    Stockholders' equity                                            121,306      139,430       53,282       49,092       44,290
    Real estate owned                                                   561          724          509        1,874          421
    Nonperforming loans                                               4,043        4,993        5,649        6,688        7,793


                                                                              For the Fiscal Year Ended June 30,
                                                                 --------------------------------------------------------------
                                                                    2000         1999         1998         1997         1996
                                                                 ----------   ----------   ----------   ----------   ----------
Selected Operating Data:                                                            (Dollars in thousands)

    Interest income                                              $   49,685   $   43,038   $   38,423   $   36,285   $   35,383
    Interest expense                                                 22,540       20,334       19,262       17,821       18,164
                                                                 ----------   ----------   ----------   ----------   ----------
        Net interest income                                          27,145       22,704       19,161       18,464       17,219
    Provision for loan losses                                         1,600        1,235        1,400        1,325          490
                                                                 ----------   ----------   ----------   ----------   ----------
        Net interest income after
            provision for loan losses                                25,545       21,469       17,761       17,139       16,729
    Noninterest income                                                2,381        2,916        2,743        2,790        2,467
    Noninterest expense                                              18,655       20,443       13,767       12,314       11,919
                                                                 ----------   ----------   ----------   ----------   ----------
    Income before income taxes                                        9,271        3,942        6,737        7,615        7,277
    Income taxes                                                      3,392        1,511        2,650        2,972        2,882
                                                                 ----------   ----------   ----------   ----------   ----------
        Net income                                               $    5,879   $    2,431   $    4,087   $    4,643   $    4,395
                                                                 ----------   ----------   ----------   ----------   ----------

Selected Operating Ratios and Other Data:
Performance Ratios:
    Yield on average interest-earning assets                           7.42%        7.42%        7.96%        8.04%        7.98%
    Rate paid on average interest-bearing liabilities                  4.02%        4.06%        4.33%        4.27%        4.42%
    Net interest rate spread                                           3.40%        3.36%        3.63%        3.77%        3.56%
    Net interest income after provision for loan
        losses to noninterest expense                                136.93%      105.02%      129.01%      139.18%      140.36%
    Noninterest expense as a percent of average assets                 2.69%        3.40%        2.75%        2.62%        2.59%
    Return on average assets                                           0.85%        0.40%        0.82%        0.99%        0.95%
    Return on average equity                                           4.62%        2.53%        7.88%        9.87%       10.28%
    Ratio of average equity to average assets                         18.35%       15.95%       10.35%       10.03%        9.28%
    Efficiency ratio                                                  63.18%       79.79%       62.85%       57.94%       60.55%
    Dividend payout ratio                                             35.14%       16.22%         N/A          N/A          N/A
    Book value per share                                         $    15.33   $    14.62          N/A          N/A          N/A

Asset Quality Ratios:
    Nonperforming loans as a percent of total loans                    0.67%        0.95%        1.36%        1.66%        1.96%
    Nonperforming assets as a percent of total assets                  0.63%        0.88%        1.15%        1.74%        1.77%
    Allowance for loan losses as a percent of total loans              0.83%        0.77%        0.85%        0.77%        0.82%
    Allowance for loan losses as a percent of
        nonperforming loans                                          123.99%       80.62%       62.54%       46.43%       41.69%
    Net loans charged-off to average loans                             0.11%        0.16%        0.24%        0.37%        0.10%


                            LETTER TO SHAREHOLDERS


Dear Fellow Shareholder:

Our Bank achieved record growth for the fiscal year 2000, while continuing to focus on increasing shareholder value and introducing new products and services to make banking more convenient.

Our historically strong earnings growth continued in the fiscal year ended June 30, 2000, with net income increasing 142%, to $5.9 million. (Net income for the previous fiscal year was impacted by two non-recurring charges, reflecting the Company's contribution of stock to establish the Cohoes Savings Foundation and in non-recurring expenses associated with a planned acquisition of another bank.) This significant rise in earnings was in spite of a one-time, $950,000 charge to earnings associated with The Commons, LLC, a subsidiary of the Urban League of Northeastern New York, a project for which the Bank committed funding as part of its continuing efforts to support development in low to moderate income communities. Net interest income was $27.1 million, 19.6% higher than the $22.7 million earned in fiscal year 1999. Net interest margin was 4.05%, compared to 3.92% for the prior fiscal year. Assets grew by $76.5 million, to $727.0 million, an 11.8% increase.

Our strong earnings trend is a result of our commitment to new product development, quality asset growth, aggressive expansion into new communities and a focus on prudent fiscal management.

We successfully grew net loans by $79.4 million, to $600.4 million, a 15.2% increase, largely due to significant growth in residential mortgages, commercial real estate lending and business financing.

Our focus on careful lending practices resulted in a decrease in non-performing loans of over 19%, to $4.0 million. The allowance for loan losses as a percent of non-performing loans rose to 123.99% as of June 30, 2000 from 80.62% the previous year.

The Board of Directors, management and staff, nearly all of whom are stockholders, are focused on increasing shareholder value. As of fiscal year end 2000, the book value of the Bank's stock rose to $15.33 per share and earnings per share for fiscal 2000 rose to $.74 cents per share.

To make the yield on our stock as attractive as possible, it is our goal to continue paying out 30% to 40% of our earnings in dividends. We are currently paying $.07 per share per quarter, up from $.06 per quarter last year.

To improve the return on stockholders' equity we continued our policy of repurchasing shares of our stock, putting 1.6 million of our outstanding shares in treasury stock as of year-end 2000. Weighted average shares outstanding for the fiscal year were 7,998,610, 9.1% less than the previous year, primarily as a result of the repurchase program.

In an endeavor to accelerate our growth and increase noninterest income, we purchased two local insurance agencies, which we then blended into our newly named CSB Security Insurance Agency, LLC. With these acquisitions we became one of the 20 largest insurance agencies in our market, based on premiums paid. Our customers may now buy homeowners, auto, and various forms of business insurance from licensed insurance salespeople.

Customers can also buy stock, bonds, and other investment products through our other subsidiary, CSB Financial Services, Inc., which continued its dramatic growth. Assets under management increased 52%, to $52.8 million at June 30, 2000, from $34.6 million the previous year. Cost containment was a key focus, and was achieved through various measures, including changing to more cost efficient vendors.

Our subsidiaries are essential to our continued growth and we have implemented aggressive plans to maximize both of these important segments of our business.

In 1999 we continued our commitment to adding more branch offices by opening our 21st branch in Halfmoon. Since 1995 we have more than doubled the size of our retail branch system to make it easier for customers to bank with us while extending our brand into new markets. Due to our dramatic growth, our branch system is young, offering tremendous potential to increase market share.

We will continue our emphasis on cost efficiency, as exemplified by our introduction of document imaging for loans, which both reduced costs and increased efficiency. We also centralized consumer underwriting functions, saving costs and enhancing the lending process while maintaining the same level of customer service. This year we will introduce a more cost efficient, paperless loan origination system.

The past year saw improvements in operational support and customer service as part of our commitment to stay on the cutting edge of technology. We dramatically enhanced our electronic delivery capability when we introduced Internet Banking to our product mix, which allowed us to offer on-line cash management, bill payment services and on-line check viewing. With Internet Banking, customers are also now able to pre-qualify for mortgages and car loans.

Our School Banking Club, among the largest of its type in the nation with 29,000 children saving at 132 participating schools, continues to grow. The Club is designed to encourage children to start saving at an early age. Club members can save right at their school through parent volunteers who then deposit the funds at a nearby Bank branch office. We also continue to leverage the fine reputation of the School Banking Club to assist in our efforts to support the St. Jude Children's Research Hospital. We raised over $25,000 for the hospital through various fund raising events, including a walkathon, silent auction, telethon and a raffle.

Y2K, while proving to be a non-event, was a serious concern and our preparation resulted in a smooth transition to the new millennium. Our efforts, including our ongoing initiatives to educate our customers about Y2K preparations, drew the attention of CBS Evening News.

We take our responsibilities as an outstanding corporate citizen very seriously, and in 1999 once again honored our commitment to the communities we serve by donating $132,000 to 86 organizations, through the Cohoes Savings Foundation.

Our continued success depends on our not being content with the status quo, but rather to quickly recognize and seize opportunities. Such was the case with our proposed merger with Hudson River Bank and Trust Company, which was approved by holders of 47.52% of our outstanding stock, just short of the 50% required for approval, while 32.49% voted against or abstained. We were gratified that we received more votes in favor of the merger than those against, or that abstained. We thank all of our shareholders who voted, especially those who supported our proposed merger.

As it was with the proposed merger, our underlying business philosophy continues to be the enhancement of shareholder value. We are fortunate to have the support and guidance of a dedicated Board of Directors and an energized staff working tirelessly to achieve our goal of enhancing shareholder value and providing superior returns.

Very truly yours,

/s/ Harry L. Robinson
Harry L. Robinson
President and Chief Executive Officer

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

Cohoes Bancorp, Inc. ("Company"), headquartered in Cohoes, New York is a savings and loan holding company incorporated in September 1998 under the laws of the State of Delaware. The Company was organized at the direction of Cohoes Savings Bank ("Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On December 31, 1998, the Bank completed its Conversion, and the Company sold 9,257,500 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established the Cohoes Savings Foundation, Inc. ("Foundation") and made a charitable contribution of 277,725 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $2.8 million ($1.7 million net of tax). The net proceeds from the Offering amounted to $90.4 million, and the Company contributed 50% of the net proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The Company had no significant assets or operations prior to December 31, 1998. Per share data is reported for the periods since the Conversion. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan of the Company and the investments of the net proceeds from the Offering retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

The Bank's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Bank. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, and level of interest rates and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments, including mutual funds and stocks.

FINANCIAL CONDITION

Comparison of June 30, 2000 and June 30, 1999

Total assets at June 30, 2000 stood at $727.0 million, up $76.5 million, or 11.8%, from $650.5 million at June 30, 1999. The increase was concentrated in the loan portfolio which increased $80.4 million, reaching $605.4 million at June 30, 2000. The Company funded the growth in loans with an increase of $47.2 million in borrowings from $49.0 million on June 30, 1999 to $96.2 million at June 30, 2000 and an increase of $48.8 million in deposits from $446.1 million on June 30, 1999 to $494.9 million at June 30, 2000. These increases as well as fluctuations in other asset and liability categories are discussed below.

Loans.   The Company was able to originate a large volume of loans by offering competitive pricing and quality service at a time when economic conditions were favorable to the origination of commercial real estate and commercial business loans. Low market interest rates also stimulated residential sales and refinances which provided an environment conducive to the origination of residential mortgage loans. The additional capital raised in the Conversion, which is not an interest-sensitive liability, also allowed the Company to retain in portfolio a higher volume of fixed-rate loans which might have otherwise been sold on the secondary market due to interest rate sensitivity concerns. Total one to four family real estate loans increased $32.6 million, or 10.2% from June 30, 1999 to June 30, 2000. Commercial real estate loans increased $34.3 million during the same period, from $138.3 million to $172.6 million. At June 30, 2000, commercial real estate loans represented 28.5% of total loans, up from 26.4% at June 30, 1999. Commercial business loans increased $15.3 million during fiscal 2000 to $37.3 million from $22.1 million. Commercial business loans are generally loans to businesses which are either unsecured or are secured by non-real estate business assets.

Allowance for Loan Losses.   The allowance for loan losses increased from $4.0
million at June 30, 1999 to $5.0 million at June 30, 2000, an increase of $1.0 million. This increase was primarily driven by the 15.3% increase in the total loan portfolio rather than by an increase in problem loans, as nonperforming loans declined from $5.0 million to $4.0 million during the year. The increase was caused by the net effect of a $1.6 million provision for loan losses for the year ended June 30, 2000 offset by $612,000 in net charge-offs for the same period. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of multiple factors, such as the size and general composition of the loan portfolio, historical delinquency and charge-off rates, and an assessment of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention. At June 30, 2000, the allowance for loan losses provided coverage of 124.0% of total non-performing loans, up from 80.6% at June 30, 1999. The balance of the allowance is maintained at a level which is, in management's judgment, representative of the amount of risk inherent in the Bank's loan portfolio.

Securities Available for Sale and Investment Securities.   The balance of
securities available for sale decreased from $44.7 million at June 30, 1999 to $40.1 million as of June 30, 2000. Investment securities classified as held to maturity increased from $54.5 million to $55.1 million during the same period. The combined level of securities is consistent with the need to maintain an appropriate level of security investments as part of the overall asset portfolio.

Premises and Equipment.   Premises and equipment decreased from $7.8 million at
June 30, 1999 to $7.6 million at June 30, 2000. This decrease was a result of depreciation totaling $1.3 million offset by $1.1 million in capital expenditures.

Other Real Estate Owned.   Other real estate owned decreased from $724,000 at
June 30, 1999 to $561,000 at June 30, 2000, a decrease of approximately $163,000. The decrease was part of the normal process of collecting delinquent mortgage loans and selling the foreclosed properties.

Deposits.   Total deposits increased $48.8 million, or 10.9%, from $446.1 million at June 30, 1999 to $494.9 million at June 30, 2000. Of this total increase, time deposits increased $43.3 million (21.1%) and commercial deposits and demand accounts increased $8.1 million (12.4%). These increases were partially offset by a decrease of $2.7 million (1.5%) in savings accounts and money market accounts. The decrease in savings and money market deposits and the increase in time deposits was a result of the movement of short term funds to higher yielding time deposits offset by the Company's decision to focus on core deposit growth to control the cost of funds and improve the stability of the Company's deposit liability base.

Borrowings.   Borrowings, comprised primarily of Federal Home Loan Bank
advances, increased $47.2 million, or 96.3%, from $49.0 million at June 30, 1999 to $96.2 million at June 30, 2000. This increase was primarily the result of additional Federal Home Loan Bank advances used to fund loan demand.

Analysis of Net Interest Income

Average Balance Sheets.   The following table sets forth certain information
relating to the Company for the years ended June 30, 2000, 1999 and 1998. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.


                                                                          Year Ended June 30,
                                      --------------------------------------------------------------------------------------------
                                                  2000                           1999                            1998
                                      -----------------------------  -----------------------------   -----------------------------
                                      Average     Interest           Average     Interest            Average     Interest
                                      Outstanding Earned/    Yield/  Outstanding Earned/    Yield/   Outstanding Earned/    Yield/
                                      Balance     Paid       Rate    Balance     Paid       Rate     Balance     Paid       Rate

                                                                      (Dollars in thousands)
Interest-earning assets:
    Loans receivable <F1>             $ 566,978   $ 43,511   7.67%   $ 463,331   $ 36,256   7.83%    $ 404,781   $ 33,573   8.29%
    Securities available for sale        37,220      2,289   6.15%      37,927      2,298   6.06%       30,336      1,933   6.37%
    Investments securities               57,595      3,394   5.89%      50,442      3,024   6.00%       30,372      1,926   6.34%
    Federal funds sold                    2,885        164   5.68%      23,839      1,182   4.96%       13,321        739   5.55%
    FHLB stock                            4,701        321   6.83%       3,680        253   6.88%        3,479        249   7.16%
    Other interest-earning assets           182          6   3.30%         480         25   5.21%          184          3   1.63%
                                      ---------   --------           ---------   --------            ---------   --------
    Total interest-earning assets       669,561     49,685   7.42%     579,699     43,038   7.42%      482,473     38,423   7.96%
                                                  --------                       --------                        --------
Non-earning assets                       24,280                         22,202                          18,714
                                      ---------                      ---------                       ---------
    Total assets                      $ 693,841                      $ 601,901                       $ 501,187
                                      =========                      =========                       =========


Interest-bearing liabilities:
    Savings accounts                    133,847      3,739   2.79%     128,774      3,849   2.99%      120,959      3,623   3.00%
    School savings accounts              16,826        719   4.27%      17,152        818   4.77%       15,112        837   5.54%
    Money market accounts                24,755        860   3.47%      20,594        686   3.33%       18,163        569   3.13%
    Demand deposits                      69,191        440   0.64%      60,384        353   0.58%       47,075        304   0.65%
    Time deposits                       226,094     11,898   5.26%     215,801     11,810   5.47%      230,794     13,483   5.84%
    Escrow accounts                       7,716        133   1.72%      14,469        339   2.34%        7,065        114   1.61%
    Borrowings                           81,927      4,751   5.80%      43,204      2,479   5.74%        5,467        332   6.07%
                                      ---------   --------           ---------   --------            ---------   --------
    Total interest-bearing
      liabilities                       560,356     22,540   4.02%     500,378     20,334   4.06%      444,635     19,262   4.33%
                                                  --------                       --------                        --------
Other liabilities                         6,192                          5,513                           4,677
Stockholders' equity                    127,293                         96,010                          51,875
                                      ---------                      ---------                       ---------
    Total liabilities and
      stockholders' equity            $ 693,841                      $ 601,901                       $ 501,187
                                      =========                      =========                       =========


Net interest income                               $ 27,145                       $ 22,704                        $ 19,161
                                                  ========                       ========                        ========

Net interest rate spread                                     3.40%                          3.36%                           3.63%
                                                             ====                           ====                            ====

Net earning assets                    $ 109,205                      $  79,321                       $  37,838
                                      =========                      =========                       =========

Net yield on average
    interest-earning assets                                  4.05%                          3.92%                           3.97%
                                                             ====                           ====                            ====

Average interest-earning assets to
    average interest bearing
    liabilities                            1.19X                          1.16X                           1.09X
                                      =========                      =========                       =========



<F1> Average balances are derived principally from average daily balances and include nonaccruing loans.


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


                                            Year Ended June 30, 2000         Year Ended June 30,1999
                                                   Compared to                      Compared to
                                            Year Ended June 30, 1999         Year Ended June 30, 1998
                                        -------------------------------- --------------------------------
                                        Increase (Decrease)              Increase (Decrease)
                                              Due To          Total            Due To          Total
                                        -------------------   Increase   -------------------   Increase
                                        Volume     Rate       (Decrease) Volume     Rate       (Decrease)

                                                          (Dollars in thousands)

Interest and dividend income from:
   Loans receivable                     $ 7,966    $  (711)   $ 7,255    $ 4,659    $(1,976)   $ 2,683
   Securities available for sale            (43)        34         (9)       464        (99)       365
   Investment securities                    422        (52)       370      1,209       (111)     1,098
   Federal funds sold                    (1,169)       151     (1,018)       529        (86)       443
   FHLB stock                                70         (2)        68         14        (10)         4
   Other interest-earning assets            (12)        (7)       (19)         9         13         22
                                        -------    -------    -------    -------    -------    -------

       Total interest and
         dividend income                  7,234       (587)     6,647      6,884     (2,269)     4,615
                                        -------    -------    -------    -------    -------    -------

   Interest expense from:
   Savings accounts                         148       (258)      (110)       234         (8)       226
   School savings accounts                  (15)       (84)       (99)       105       (124)       (19)
   Money market accounts                    144         30        174         79         38        117
   Demand deposits                           54         33         87         80        (31)        49
   Time deposits                            551       (463)        88       (848)      (825)    (1,673)
   Escrow accounts                         (132)       (74)      (206)       157         68        225
   Borrowings                             2,245         27      2,272      2,166        (19)     2,147
                                        -------    -------    -------    -------    -------    -------

       Total interest expense             2,995       (789)     2,206      1,973       (901)     1,072
                                        -------    -------    -------    -------    -------    -------

   Net interest income                  $ 4,239    $   202    $ 4,441    $ 4,911    $(1,368)   $ 3,543
                                        =======    =======    =======    =======    =======    =======


RESULTS OF OPERATIONS

Comparison of Year Ended June 30, 2000 and Year Ended June 30, 1999

For the fiscal year ended June 30, 2000 the Company realized net income of $5.9 million, as compared to $2.4 million for the fiscal year ended June 30, 1999. Noninterest expense decreased $1.8 million and net interest income increased $4.4 million for the fiscal year ended June 30, 2000 as compared to fiscal 1999. These increases in net income were partially offset by a reduction in noninterest income of $535,000 and an increase in income tax expense of $1.9 million for the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999.

Net Interest Income.   Net interest income for the fiscal year ended June 30,
2000 was $27.1 million, up $4.4 million from fiscal 1999. The increase was primarily the result of the increase of $89.9 million in the balance of average earning assets from $579.7 million for the fiscal year ended June 30, 1999 to $669.6 million for fiscal 2000. Interest-bearing liabilities also increased during fiscal year 2000, up $60.0 million. The net impact of these volume increases resulted in an increase in net interest income of $4.2 million. The volume increases were offset by a reduction of $202,000 in net interest income due to rate. The Company's net interest margin for the fiscal year ended June 30, 2000 was 4.05%, up 13 basis points from 3.92% for the fiscal year ended June 30, 1999. The yield on average earning assets remained constant at 7.42%, while the rate paid on average interest-bearing liabilities decreased from 4.06% to 4.02%. This resulted in an increase in the spread of 4 basis points from 3.36% for fiscal 1999 compared to 3.40% for fiscal 2000.

Interest Income.   Interest income for the fiscal year ended June 30, 2000 was
$49.7 million, up from $43.0 million for fiscal 1999. The largest component of interest income is interest on loans. Interest on loans increased from $36.3 million for the fiscal year ended June 30, 1999 to $43.5 million for the fiscal year ended June 30, 2000. This increase of $7.3 million or 20.0% is the result of an increase in the average balance of loans offset by a decrease in the average yield earned. The average balance of loans increased $103.6 million or 22.4% to $567.0 million, while the yield on loans decreased 16 basis points from 7.83% to 7.67%. The increase in interest on loans was supplemented by an increase in interest on investment securities. Interest income on this category of earning assets increased $370,000. The average balance of investment securities increased $7.2 million or 14.3% during the fiscal year ended June 30, 2000 to $57.6 million, resulting in a $422,000 increase in interest income due to volume. The average balance of federal funds decreased from $23.8 million in the fiscal year ended June 30, 1999 to $2.9 million in the fiscal year ended June 30, 2000. The decrease in the volume of federal funds resulted in a $1.2 million decrease in interest income in the fiscal year ended June 30, 2000 as compared to the fiscal year ended June 30, 1999.

Interest Expense.   Interest expense increased during the fiscal year ended
June 30, 2000 to $22.5 million, up from $20.3 million for fiscal 1999. The majority of the Company's interest expense is from interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the fiscal year ended June 30, 2000 was $11.9 million, up $88,000 from the $11.8 million for the fiscal year ended June 30, 1999. This slight increase is the result of an increase of $10.3 million in the average balance of time deposits partially offset by a decrease of 21 basis points in the rates paid on these deposits from 5.47% for the fiscal year ended June 30, 1999 to 5.26% for the fiscal year ended June 30, 2000. Interest on school savings accounts decreased $99,000, from $818,000 for the fiscal year ended June 30, 1999 to $719,000 for the fiscal year ended June 30, 2000, substantially all of which was the result of a decrease in the rate paid on school savings accounts of 50 basis points. Interest on money market accounts increased $174,000, from $686,000 for the fiscal year ended June 30, 1999 to $860,000 for the fiscal year ended June 30, 2000. The increase is attributed to an increase in the average balance of money market accounts of $4.2 million as well as an increase of 14 basis points in the rates paid on these money market accounts, from 3.33% to 3.47%. Interest on borrowings for the fiscal ended June 30, 2000 was $4.8 million, due to a $38.7 million increase in the average balance of borrowings. Interest on escrow accounts decreased $206,000, from $339,000 for the fiscal ended June 30, 1999 to $133,000 for the fiscal year ended June 30, 2000. The decrease is attributed to a decrease in the average balance of escrow accounts of $6.8 million as well as a decrease of 62 basis points in the rates paid on these escrow accounts, from 2.34% to 1.72%. The average balance of escrow accounts decreased because stock subscriptions received during the quarter ended December 31,1998 were classified as escrow accounts until the Conversion was consummated and the funds were either used to purchase the Company's common stock or returned to the subscriber in the case of an over subscription. The remaining escrow accounts are primarily mortgage escrow deposits which have lower rates than the rates paid on the stock subscriptions hence the decline in the average rate paid on escrow accounts.

Provision for Loan Losses.   The provision for loan losses increased from $1.2
million for the fiscal year ended June 30, 1999 to $1.6 million for the fiscal year ended June 30, 2000. Although the net loans charged off remained constant for the fiscal year ended June 30, 2000 compared to fiscal 1999, the increase in the provision is attributed to the increase in the outstanding loan balance from $525.0 million on June 30, 1999 to $605.4 million on June 30, 2000.

Noninterest Income.   Noninterest income for the fiscal year ended June 30,
2000 was $2.4 million, down from $2.9 million for the fiscal year ended June 30, 1999. This reduction is almost entirely due to the $950,000 charge off of the Bank's investment in The Commons, LLC taken in December 1999. This reduction was partially offset by increased recoveries on ORE properties of $306,000 for the fiscal year ended June 30, 2000 as compared to fiscal 1999. Service charges on deposits increased slightly to $892,000 for the fiscal year ended June 30, 2000, from $779,000 for the fiscal year ended June 30, 1999. This increase is primarily attributable to the increase in deposit accounts from June 30, 1999 to June 30, 2000. Loan servicing revenue declined $89,000 from $376,000 for the fiscal year ended June 30, 1999 to $287,000 for the fiscal year ended June 30, 2000. The decline relates to a reduction in the balance of loans serviced for others.

Noninterest Expense.   Noninterest expense decreased $1.8 million to
$18.7million for the fiscal year ended June 30, 2000, down from $20.4 million for the fiscal year ended June 30, 1999. Merger expenses associated with the terminated merger with SFS Bancorp, Inc. of $2.1 million and the contribution of $2.8 million to the Cohoes Savings Foundation, Inc. account, in fiscal 1999, for the largest portion of the decrease in noninterest expense for the fiscal year ended June 30, 2000 compared to the last fiscal year. Merger expenses in fiscal 2000 relate to the costs incurred as of June 30, 2000 associated with the merger of equal transaction with Hudson River Bancorp, Inc. This reduction was partially offset by an increase in compensation and benefits of $2.5 million, of which $832,000 was due to the recognition and retention plan approved on July 2, 1999 and an increase of $90,000 in the contribution to the Company's Employee Stock Ownership Plan. Commission and incentive payments increased $251,000 for the fiscal year ended June 30, 2000 compared to fiscal 1999. The remaining increase in compensation and benefits of $1.3 million is primarily attributable to annual and merit increases for employees, the additional staff cost of four new branches, and increases in benefit costs. The increase in occupancy expense of $251,000 for the fiscal year ended June 30, 2000 compared to the last fiscal year is primarily attributable to the opening of four new branch locations during the calendar year of 1999.

Income Tax Expense.   Income tax expense increased $1.9 million from $1.5
million for the fiscal year ended June 30, 1999 to $3.4 million for the fiscal year ended June 30, 2000. The increase is primarily the result of increased income before income tax expense partially offset by the establishment of a Real Estate Investment Trust (REIT) in April 1999.

Comparison of Year Ended June 30, 1999 and Year Ended June 30, 1998

Net income for the year ended June 30, 1999 was $2.4 million, down from $4.1 million for the year ended June 30, 1998. Noninterest expense increased $6.6 million as compared to the previous year. This increase was partially offset by increases in net interest income of $3.5 million and noninterest income of $173,000 and decreases in the provision for loan losses of $165,000 and income tax expense of $1.2 million the year ended June 30, 1999 as compared to the previous year.

Net Interest Income.   Net interest income for the year ended June 30, 1999 was
$22.7 million, up $3.5 million from the year ended June 30,1998. The increase was partially the result of the increase of $97.2 million in average earning assets from $482.5 million for the year ended June 30, 1998 to $579.7 million for the same period in 1999. Interest-bearing liabilities also increased during the same period, up $55.8 million. The net impact of these volume increases resulted in an increase in net interest income of $4.9 million. The increase in net interest income was also attributable to changes in the yield on average earning assets and rate paid on average interest-bearing liabilities. The yield on average earning assets decreased from 7.96% to 7.42%, while the rate paid on average interest-bearing liabilities decreased from 4.33% to 4.06%. The Bank's net interest margin for the year ended June
30, 1999 was 3.92%, down 5 basis points from 3.97% for the year ended June
30, 1998.

Interest Income.   Interest income for the year ended June 30, 1999 was $43.0 million, up from $38.4 million for the comparable period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $33.6 million for the year ended June 30, 1998 to $36.3 million for the year ended June 30, 1999. This increase of $2.7 million or 8.0% is primarily the result of a $58.5 million or 14.4% increase in the average balance of loans to $463.3 million, while the yield on loans decreased 46 basis points from 8.29% to 7.83%. The increase in interest on loans was complemented by increases in interest on securities available for sale and investment securities. Interest income on securities available for sale increased $365,000 and the interest income on investments increased $1.1 million. Substantially all of the increases in interest income on securities available for sale and investment securities are attributed to higher volume. The average balance of securities available for sale increased from $30.3 million for the year ended June 30, 1998 to $37.9 million for the year ended June 30, 1999. This 25.0% increase in volume resulted in an increase in interest income of $464,000. The average balance of investment securities increased 66.1% from $30.4 million in fiscal 1998 to $50.4 million in fiscal 1999, resulting in a $1.2 million increase in interest income due to volume. The changes in rates on securities available for sale and investment securities account for the remainder of the fluctuations in interest income on these asset categories. The changes in volume and rate on other categories of interest earning assets were not significant.

Interest Expense.   Interest expense increased during the year ended June 30,
1999 to $20.3 million, up from $19.3 million for the comparable period in 1998. Substantially all of the Bank's interest expense is from the Bank's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the year ended June 30, 1999 was $11.8 million, down $1.7 million from the $13.5 million in 1998. This decrease is the result of a decrease of 37 basis points in the rates paid on these deposits from 5.84% in 1998 to 5.47% in 1999 and a decrease in the average balance of time deposits of $15.0 million or 6.5%. Interest expense on savings accounts increased $226,000 from fiscal 1998 to 1999, primarily attributable to an increase in the average balance of savings accounts of $7.8 million. Interest on school savings accounts decreased $19,000, from $837,000 for the year ended June 30, 1998 to $818,000 for the year ended June 30, 1999. This decrease is primarily the result of a decrease of 77 basis points in the rates paid on these deposits from 5.54% in fiscal 1998 to 4.77% in fiscal 1999, partially offset by an increase in the average balance of these deposits of $2.1 million. Interest on escrow accounts for the year ended June 30, 1999 was $339,000, up $225,000 from $114,000 in 1998. This increase is the result of an increase of 73 basis points in the rates paid on these deposits from 1.61% in 1998 to 2.34% in 1999 and an increase in the average balance of escrow accounts of $7.4 million due to the Conversion. Interest on borrowings for the year ended June 30, 1999 was $2.5 million, up from $332,000 in 1998. Most of this increase was attributable to an increase in the average balance of borrowings, from $5.5 million in fiscal 1998 to $43.2 million in fiscal 1999. Fluctuations in interest expense on other categories of interest-bearing liabilities were not significant.

Provision for Loan Losses.   The provision for loan losses decreased from $1.4
million in the year ended June 30, 1998 to $1.2 million in the year ended
June 30, 1999. This decrease is primarily the result of decreases in net charge-offs from $972,000 for the year ended June 30, 1998 to $743,000 for the year ended June 30, 1999.

Noninterest Income.   Total noninterest income increased $173,000 for the year
ended June 30, 1999 as compared to the same period in 1998. Income from service charges on deposits increased only slightly to $779,000 for the year ended June 30, 1999, from $746,000 for the year ended June 30, 1998. Loan servicing revenue decreased $119,000 from $495,000 in the year ended June 30, 1998 to $376,000 in the year ended June 30, 1999. The decline relates to a reduction in the balance of loans serviced for others. Net gain on the sale of loans decreased from $81,000 for the year ended June 30, 1998 to $6,000 for the year ended June 30, 1999. Other noninterest income increased from $1.4 million for the year ended June 30, 1998 to $1.8 million for the year ended June 30, 1999. This increase was the result of increases in ATM fees, loan prepayment and assignment fees and rents collected on OREO properties.

Noninterest Expense.   Total noninterest expense increased $6.6 million to
$20.4 million for the year ended June 30, 1999, up from $13.8 million for the year ended June 30, 1998. The break-up fee paid to SFS Bancorp, Inc. of $2.0 million, the contribution of $2.8 million to the Cohoes Savings Foundation, Inc., the increase in compensation and benefits of $1.3 million, occupancy of $247,000 and other noninterest expense of $401,000 were the primary contributors to the overall increase. The break-up fee was paid as a result of the termination of the merger agreement with SFS Bancorp, Inc. The contribution to the Cohoes Savings Foundation, Inc. was associated with the Company's Conversion. The increase in compensation and benefits was attributable to the establishment of the Company's Employee Stock Ownership Plan in connection with the Company's Conversion and annual merit increases. Occupancy increased as a result of the opening of two new branch locations. The increase in other noninterest expense was attributable to an increase in professional service fees associated with being a public company, increases in ORE expense, merger related expense, Y2K expense and a general increase in other operating expenses. The remaining categories of noninterest expense did not experience significant fluctuation.

Income Tax Expense.   Income tax expense decreased from $2.7 million for the
year ended June 30, 1998 to $1.5 million for the comparable period in 1999. The decrease is the result of less income before income tax expense, $3.9 million in fiscal 1999 as compared to $6.7 million in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity.   Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments. The Company's liquid assets include cash and cash equivalents, investment securities that mature within one year, and securities available for sale.

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

Capital.   Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $98.0 million at June 30, 2000, 13.5% of total assets on that date. As of June 30, 2000, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at June 30, 2000 were as follows: Tier I (leverage) capital, 14.1%; Tier I risk-based capital, 20.3%; and Total risk-based capital, 21.3%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

MARKET RISK AND ASSET/LIABILITY MANAGEMENT

Interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Bank's business activities.

Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Bank's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

In an attempt to manage its exposure to changes in interest rates, management monitors the Bank's interest rate risk. Management's asset/liability committee meets monthly to review the Bank's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews loan and deposit pricing and the Bank's securities portfolio, formulates investment strategies and oversees the timing and implementation of transactions. Notwithstanding the Bank's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can adversely affect net income.

In adjusting the Bank's asset/liability position, the Board and management attempt to manage the Bank's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Bank's interest rate risk position somewhat in order to increase its net interest margins. The Bank's results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

One approach used to quantify interest rate risk is the net market value analysis. In essence, this analysis calculates the difference between the present value of liabilities and the present value of expected cash flows from assets and off-balance sheet contracts. A second approach is to quantify the impact on net interest income due to changes in cash flows, interest income and interest expense resulting from shifts in interest rates. The following tables set forth, at June 30, 2000, an analysis of the Bank's interest rate risk as measured by the estimated changes in net market value of its assets and liabilities and net interest income resulting from instantaneous and sustained parallel shifts in interest rates (+ or - 200 basis points, measured in 50 basis point increments).

Assumed Change                  Net
in Interest Rates               Interest      Dollar          Percent
(Basis Points)                  Income        Change          Change

    +200                        $  27,011     $    (577)       -2.09%
    +150                           27,204          (384)       -1.39%
    +100                           27,363          (225)       -0.81%
     +50                           27,490           (98)       -0.35%
       0                           27,588             -         0.00%
     -50                           27,767           179         0.65%
    -100                           27,856           268         0.97%
    -150                           27,860           272         0.99%
    -200                           27,788           201         0.73%


Assumed Change                  Net
in Interest Rates               Interest      Dollar          Percent
(Basis Points)                  Income        Change          Change

    +200                        $ 113,989     $ (20,206)      -15.06%
    +150                          119,940       (14,255)      -10.62%
    +100                          125,192        (9,003)       -6.71%
     +50                          129,924        (4,271)       -3.18%
       0                          134,195              -        0.00%
     -50                          137,549          3,354        2.50%
    -100                          139,549          5,616        4.19%
    -150                          141,304          7,109        5.30%
    -200                          142,303          8,108        6.04%



Certain assumptions utilized by management in assessing the interest rate risk of the Bank were employed in preparing data included in the preceding table. These assumptions were based upon proprietary data selected by management and are reflective of historical results or current market conditions. These assumptions relate to interest rates, repayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios.

Prepayment assumptions for mortgage backed securities and residential mortgage loans were based upon industry standards for prepayments. The Bank's mortgage backed securities and residential mortgages are the only assets or liabilities which management assumed possess optionality for purposes of determining market value changes.

Management assumed that non-maturity deposits could be maintained with rate adjustments not directly proportionate to the change in market interest rate. These assumptions are based upon management's analysis of its customer base and competitive factors.

The net market value and net interest income tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net market value table is based upon the present value of discounted cash flows using management's estimates of current replacement rates to discount the cash flows. The net interest income table is based upon a cash flow simulation of the Bank's existing assets and liabilities. It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above. Also, a change in the US Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net market value and net interest income other than those indicated above.

 The Bank does not currently engage in trading activities or use derivative instruments to manage interest rate risk. Instruments such as interest rate swaps, caps and floors may be utilized under certain interest rate risk scenarios in order to manage interest rate risk. Such activities may be permitted with the approval of the Board of Directors, and management continually evaluates the usefulness of such instruments in managing interest rate risk.

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

IMPACT ON INFLATION AND CHANGING PRICES

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

IMPACT OF NEW ACCOUNTING STANDARDS

See "Note 1 Summary of Significant Accounting Policies" in the Consolidated Financial Statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Cohoes Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Cohoes Bancorp, Inc. and subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohoes Bancorp, Inc. and subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen

New York, New York
August 17, 2000


                     COHOES BANCORP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            JUNE 30, 2000 AND 1999

                      (000's omitted, except share data)


                                    ASSETS                                          2000         1999
                                                                                 ---------    ---------
ASSETS:
     Cash and due from banks                                                     $  12,531    $   8,886
     Federal funds sold                                                                  -        1,870
     Interest-bearing deposits with banks                                              127          358
                                                                                 ---------    ---------
                  Total cash and cash equivalents                                   12,658       11,114

     Mortgage loans held for sale                                                        -          339
     Securities available for sale, at fair value                                   40,074       44,742
     Investment securities, at amortized cost (approximate fair value of            55,129       54,455
       $53,741 and $53,721)
     Net loans receivable                                                          600,413      521,005
     Accrued interest receivable                                                     4,355        3,776
     Premises and equipment                                                          7,597        7,801
     Other real estate owned                                                           561          724
     Mortgage servicing rights                                                         652          840
     Other assets                                                                    5,575        5,674
                                                                                 ---------    ---------
                  Total assets                                                   $ 727,014    $ 650,470
                                                                                 =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Due to depositors                                                           $ 494,875    $ 446,123
     Mortgagors' escrow deposits                                                     9,729       10,787
     Borrowings                                                                     96,201       49,045
     Other liabilities                                                               4,903        5,085
                                                                                 ---------    ---------
                 Total liabilities                                                 605,708      511,040
                                                                                 ---------    ---------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued           -            -
     Common stock, $.01 par value; 25,000,000 shares authorized; 9,535,225              95           95
       shares issued
     Additional paid-in capital                                                     92,968       93,004
     Retained earnings--subject to restrictions                                     58,652       55,173
     Treasury stock, at cost (1,622,970 shares)
                                                                                   (17,639)           -
     Unallocated common stock held by ESOP                                          (7,961)      (8,598)
     Unearned RRP shares                                                            (4,161)           -
     Accumulated other comprehensive loss, net of tax                                 (648)        (244)
                                                                                 ---------    ---------
                 Total stockholders' equity                                        121,306      139,430
                                                                                 ---------    ---------
                 Total liabilities and stockholders' equity                      $ 727,014    $ 650,470
                                                                                 =========    =========

      The accompanying notes are an integral part of these statements.



                     COHOES BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                    (000's omitted, except per share data)


                                                                       2000            1999              1998
                                                                  -------------   -------------     -------------
INTEREST INCOME:
    Interest and fees on loans                                    $      43,511   $      36,256     $      33,573
    Securities available for sale                                         2,289           2,298             1,933
    Investment securities                                                 3,394           3,024             1,926
    FHLB stock dividends                                                    321             253               249
    Federal funds sold                                                      164           1,182               739
    Interest-bearing deposits                                                 6              25                 3
                                                                  -------------   -------------     -------------
                 Total interest income                                   49,685          43,038            38,423
                                                                  -------------   -------------     -------------

INTEREST EXPENSE:
    Deposits                                                             17,656          17,516            18,816
    Mortgagors' escrow deposits                                             133             339               114
    Borrowings                                                            4,751           2,479               332
                                                                  -------------   -------------     -------------
                 Total interest expense                                  22,540          20,334            19,262
                                                                  -------------   -------------     -------------
                 Net interest income                                     27,145          22,704            19,161

PROVISION FOR LOAN LOSSES                                                 1,600           1,235             1,400
                                                                  -------------   -------------     -------------
                 Net interest income after provision for loan
                    losses                                               25,545          21,469            17,761
                                                                  -------------   -------------     -------------

NONINTEREST INCOME:
    Service charges on deposits                                             892             779               746
    Loan servicing revenue                                                  287             376               495
    Net gain on sale of mortgage loans                                       36               6                81
    Recovery on other real estate owned                                     308               2                22
    Provision for equity investment                                        (950)              -                 -
    Other                                                                 1,808           1,753             1,399
                                                                  -------------   -------------     -------------
                 Total noninterest income                                 2,381           2,916             2,743
                                                                  -------------   -------------     -------------

NONINTEREST EXPENSE:
    Compensation and benefits                                            11,027           8,571             7,322
    Occupancy                                                             3,184           2,933             2,686
    Deposit insurance and assessments                                        99              63                65
    Advertising                                                             458             434               430
    Contribution to the Cohoes Savings Foundation, Inc.                       -           2,777                 -
    Merger expenses                                                         313           2,101                 -
    Other                                                                 3,574           3,564             3,264
                                                                  -------------   -------------     -------------
                 Total noninterest expense                               18,655          20,443            13,767
                                                                  -------------   -------------     -------------
                 Income before provision for income taxes                 9,271           3,942             6,737

PROVISION FOR INCOME TAXES                                                3,392           1,511             2,650
                                                                  -------------   -------------     -------------
                 Net income                                       $       5,879   $       2,431     $       4,087
                                                                  =============   =============     =============

EARNINGS PER SHARE SINCE CONVERSION:

       Basic                                                      $         .74   $            .37            N/A
       Diluted                                                    $         .74   $            .37            N/A

       The accompanying notes are an integral part of these statements.


                     COHOES BANCORP, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                               (000's omitted)
                                                                                           Unallo-
                                                                                           cated
                                                                              Accumulated  common
                                             Additional                       other com-   stock    Unearned             Compre-
                                      Common Paid in     Retained   Treasury  prehensive   held by  RRP                  hensive
                                      stock  capital     earnings   stock     income, net  ESOP     shares    Total      income
Balance at June 30, 1997              $   -  $      -    $ 49,183   $      -  $    (91)    $     -  $      -  $  49,092

Net income for the year ended
   June 30, 1998                          -         -       4,087          -         -           -         -      4,087  $  4,087

Change in unrealized gain on
   securities available for sale,
   net of tax                             -         -           -          -       103           -         -        103       103
                                      -----  --------    --------  ---------  --------     -------  --------  ---------  --------
Balance, June 30, 1998/
   Comprehensive income                   -         -      53,270          -        12           -         -     53,282  $  4,190
                                                                                                                        ========
Net income for the year ended
   June 30, 1999                          -         -       2,431          -         -           -         -      2,431  $  2,431

Issuance of 9,257,500 shares
   of $.01 par value common
   stock in initial public
   offering, net
   of conversion related expenses        92    90,258           -          -         -           -         -     90,350

Issuance of 277,725 shares
   of $.01 par value common
   stock to the Cohoes Savings
   Foundation, Inc.                       3     2,774           -          -         -           -         -      2,777

Cash dividends paid                       -         -        (528)         -         -           -         -       (528)

Public market purchases of
   762,818 shares of
   Cohoes Bancorp, Inc.
   common stock by ESOP                   -         -           -          -         -      (9,137)        -     (9,137)

ESOP shares allocated and
   committed to be released               -       (28)          -          -         -         539         -        511

Change in unrealized loss on
   securities available for sale,
   net of tax                             -         -           -          -      (256)          -         -       (256)     (256)
                                      -----  --------    --------  ---------  --------     -------  --------  ---------  --------

Balance, June 30, 1999/
   Comprehensive income                  95    93,004      55,173          -      (244)     (8,598)        -    139,430  $  2,175
                                                                                                                        ========

Net income for the year ended
   June 30, 2000                          -         -       5,879          -         -           -         -      5,879  $  5,879

ESOP shares allocated and
   committed to be released               -       (36)          -          -         -         637         -        601

Cash dividends paid                       -         -      (2,083)         -         -           -         -     (2,083)

Public market purchase of 1,967,942
   shares of Cohoes Bancorp, Inc.
   common stock                           -         -           -    (22,117)        -           -         -    (22,117)

Granting of 347,122 shares of
   restricted stock under RRP             -         -        (317)     4,505         -           -    (4,188)         -

Forfeited 2,150 RRP shares                -         -           -        (27)        -           -        27          -

Change in unrealized loss on
   securities available for sale,
   net                                    -         -           -          -      (404)          -         -       (404)     (404)
                                      -----  --------    --------  ---------  --------     -------  --------  ---------  --------

Balance, June 30, 2000                $  95  $ 92,968    $ 58,652  $ (17,639) $   (648)    $(7,961) $ (4,161) $ 121,306  $  5,475
                                      =====  ========    ========  =========  ========     =======  ========  =========  ========

       The accompanying notes are an integral part of these statements.



                     COHOES BANCORP, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                               (000's omitted)
                                                                                 2000            1999             1998
                                                                            -------------   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $       5,879   $       2,431    $       4,087
                                                                            -------------   -------------    -------------
    Adjustments to reconcile net income to net cash provided by operating activities-
          Charitable contribution to the Cohoes Savings Foundation, Inc.                -           2,777                -
          Depreciation                                                              1,322           1,296            1,117
          Amortization of purchased and originated mortgage servicing
              rights                                                                  188             203              185
          Provision for loan losses                                                 1,600           1,235            1,400
          ESOP compensation expense                                                   601             511                -
          Provision for deferred tax benefit                                         (583)         (1,028)            (317)
          Net loss (gain) on securities available for sale redeemed                     8              (2)               1
          Net premium amortization of investment securities                            29              45               33
          Net (discount) premium amortization of securities available for
              sale                                                                     (1)             (7)               4
          Net gain on sale of mortgage loans                                          (36)             (6)             (81)
          Proceeds from sale of loans held for sale                                 3,774             867            8,304
          Loans originated for sale                                                (3,399)         (1,162)          (8,087)
          Increase in interest receivable                                            (579)           (294)            (272)
          Decrease (increase) in other assets, net of deferred tax benefit            682          (2,436)            (197)
          (Decrease) increase in other liabilities                                   (182)          1,083             (154)
          Net loss on sale/write-downs of other real estate owned
                                                                                      148             151              644
                                                                            -------------   -------------    -------------
                    Total adjustments                                               3,572           3,233            2,580
                                                                            -------------   -------------    -------------
                    Net cash provided by operating activities                       9,451           5,664            6,667
                                                                            -------------   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investment securities called/matured                      $       2,500   $      20,025    $      13,000
    Purchase of investment securities                                              (4,998)        (37,609)         (40,591)
    Proceeds from securities available for sale called/matured                          -          26,300           23,650
    Proceeds from the sale of securities available for sale                         1,595               -               60
    Purchase of securities available for sale                                      (1,459)        (30,600)         (42,305)
    Proceeds from principal reduction in investment securities                      5,149           8,508            7,408
    Proceeds from principal reduction in securities available for sale              4,121           8,031            5,448
    Net loans made to customers                                                   (85,521)       (111,308)         (16,723)
    Originated mortgage servicing rights                                                -              (1)             (81)
    Proceeds from sale of other real estate owned                                   1,174           1,461            1,815
    Capital expenditures                                                           (1,118)         (1,794)            (763)
                                                                            --------------  -------------    -------------
                    Net cash used in investing activities                         (78,557)       (116,987)         (49,082)
                                                                            --------------  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in mortgagors' escrow deposits                         (1,058)          1,793              (68)
    Net increase in borrowings                                                     47,156          29,148           19,897
    Net increase (decrease) in deposits                                            48,752          (3,418)          20,151
    Net proceeds from the issuance of common stock                                      -          90,350                -
    Cash dividends paid                                                            (2,083)           (528)               -
    Purchase of treasury shares                                                   (22,117)              -                -
    Purchase of shares for ESOP                                                         -          (9,137)               -
                                                                            --------------  -------------    -------------
                    Net cash provided by financing activities                      70,650         108,208           39,980
                                                                            --------------  -------------    -------------
                    Net increase (decrease) in cash and cash
                        equivalents                                                 1,544          (3,115)          (2,435)

CASH AND CASH EQUIVALENTS, beginning of year                                       11,114          14,229           16,664
                                                                            -------------   -------------    -------------
CASH AND CASH EQUIVALENTS, end of year                                      $      12,658   $      11,114    $      14,229
                                                                            =============   =============    =============
ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
       Interest paid                                                        $      22,490   $      20,171    $      19,235
       Taxes paid                                                                   4,050           1,893            2,780

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
       Transfer of loans to other real estate owned                         $       1,159   $       1,827    $       1,094

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
       Granting of restricted stock under RRP                               $       4,188   $           -    $           -

       The accompanying notes are an integral part of these statements.


                     COHOES BANCORP, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2000, 1999 AND 1998

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

Investment Securities and Securities
Available for Sale

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of securities, including mortgage-backed securities, at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of stockholders' equity. Gains and losses on disposition of all investment securities are based on the adjusted cost of the specific security sold. At June 30, 2000 and 1999, the Bank did not hold any securities considered to be trading securities.

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

Allowance for Loan Losses

A substantial portion of the Bank's loans is secured by real estate located in the Albany, New York area. In addition, a substantial portion of the other real estate owned is located in this market. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are dependent upon market conditions in this market area.

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

Gains or losses on sales of mortgage loans held for sale are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains and losses are increased or decreased by the amount of excess servicing fees recorded, if any. Net deferred origination fees are recognized at the time of sale in the gain or loss determination. Gains and losses are decreased or increased for commissions and legal fees on loan closings, and direct employee costs related to loan originations. These costs amounted to $17, $6 and $45, for the years ended June 30, 2000, 1999 and 1998, respectively.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.

Other Real Estate Owned

Other real estate owned includes foreclosed real estate properties. Other real estate owned is recorded at the lower of cost or the fair value of the asset acquired less an estimate of the costs to sell the asset. Fair value of other real estate owned is generally determined through independent appraisals. At the time of foreclosure, the excess, if any, of the loan value over the estimated fair value of the asset received less costs to sell, is charged to the allowance for loan losses. Subsequent declines in the fair value of such assets, or increases in the estimated costs to sell the properties and net operating expenses of such assets, are charged directly to other noninterest expense. At June 30, 2000 and 1999, these properties consisted of residential and commercial mortgage properties located in the Albany, New York area.

Income Taxes

For Federal income and New York State franchise tax purposes, the Company utilizes the accrual basis method of accounting.

The Company utilizes the asset and liability method of accounting for income taxes required under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings Per Share

On December 31, 1998, Cohoes Bancorp, Inc. completed its initial stock offering of 9,257,500 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (762,818) were purchased by the Cohoes Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. As of June 30, 2000, 98,126 shares have been released or committed to be released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 664,692 shares have not yet been released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding. The following is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (EPS) calculations for the year ended June 30, 2000 and 1999.


                                                    2000                                     1999 (since conversion)
                                -------------------------------------------       -----------------------------------------
                                                  Weighted                                        Weighted
                                                  Average                                         Average
                                 Net income        Shares        Per share         Net income      Shares         Per share
                                 (numerator)    (denominator)      Amount          (numerator)  (denominator)       Amount
                                -------------   --------------  -----------       ------------  --------------   ----------

Basic EPS                       $       5,879        7,998,610  $      0.74       $      3,286       8,797,601   $     0.37
                                                                ===========                                      ==========

Dilutive effect of potential
  Common shares related to
  stock based compensation
  plans                                     -                -                               -               -
                                -------------   --------------  -----------       ------------  --------------   ----------

                                $       5,879        7,998,610  $      0.74       $      3,286       8,797,601   $     0.37
                                =============   ==============  ===========       ============  ==============   ==========


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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures
About Pension and Other Postretirement Benefits." SFAS No. 132 only addresses disclosure and does not change any of the measurement or recognition provisions provided for in previously issued accounting standards. The Company adopted SFAS No. 132 in fiscal 1999.

Comprehensive Income

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

As the Company does not engage in derivatives trading, this statement will not have a material effect on the Company's financial statements.

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

Additionally, the Bank established, in accordance with the requirements of the OTS, a liquidation account for $54.5 million which was equal to its capital as of the date of the latest consolidated statement of financial condition (September 30, 1998) appearing in the IPO prospectus. The liquidation account is reduced as and to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in deposits do not restore an eligible account holder's interest in the liquidation account. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying balances for accounts then held.

In addition to the restriction described above, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. During fiscal 2000, the Company paid cash dividends totaling $2,083.

3.  MERGER TERMINATIONS

On July 31, 1998, the Bank and SFS Bancorp, Inc. ("SFS"), parent of Schenectady Federal Savings Bank, executed an Agreement and Plan of Merger.

On October 23, 1998, the proposed merger was terminated. In connection with the termination, the Bank paid an agreed-upon breakup fee of $2.0 million to SFS.

On April 25, 2000, the Company and Hudson River Bancorp, Inc. ("HRBT"), parent of Hudson River Bank and Trust, executed an Agreement and Plan of Merger. On August 17, 2000, the proposed merger was not approved by the shareholders of the Company.

In connection with stock option agreements dated April 25, 2000, each of HRBT and the Company has granted the other a conditioned option to purchase up to 19.9% of the outstanding shares of its common stock at a fixed price equal to the closing sales price of the common stock on April 24, 2000. The initial triggering event, as defined, has occurred under each of these agreements. However, neither option can be exercised until a subsequent triggering event, as defined, also occurs, and no subsequent triggering event has occurred.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's and the Company's actual capital amounts and ratios are presented in the following tables:


                                                                                               To Be Well Capitalized
                                                                      For Capital Adequacy     Under Prompt Corrective
Bank                                              Actual                    Purposes              Action Provisions
----                                      ----------------------     ----------------------    -----------------------
                                          Amount           Ratio     Amount           Ratio    Amount          Ratio
As of June 30, 2000:
    Total capital (to risk weighted
       assets)                            $  102,963       21.3%     $   38,500       >8.0%    $   48,125      >10.0%
    Tier 1 Capital (to risk weighted
       assets)                                97,950       20.3          19,250       >4.0         28,875       >6.0
    Tier 1 Capital (to average assets)        97,950       14.1          27,865       >4.0         34,831       >5.0


Consolidated                                      Actual
                                          ---------------------
                                          Amount          Ratio
As of June 30, 2000:
    Total capital (to risk weighted
       assets)                            $126,319        26.2%
     Tier 1 Capital (to risk weighted
       assets)                             121,306        25.2
    Tier 1 Capital (to average assets)     121,306        17.5


                                                                                               To Be Well Capitalized
                                                                      For Capital Adequacy     Under Prompt Corrective
Bank                                              Actual                    Purposes              Action Provisions
----                                      ----------------------     ----------------------    -----------------------
                                          Amount           Ratio     Amount           Ratio    Amount          Ratio
As of June 30, 1999:
    Total capital (to risk weighted
       assets)                            $   97,254       23.4%     $   33,271       >8.0%    $   41,589      >10.0%
    Tier 1 Capital (to risk weighted
       assets)                                93,229       22.4          16,636       >4.0         24,953       >6.0
    Tier 1 Capital (to average assets)
                                              93,229       15.5          24,076       >4.0         30,095       >5.0


Consolidated                                      Actual
                                          ---------------------
                                          Amount          Ratio
As of June 30, 1999:
    Total capital (to risk weighted
       assets)                            $143,455        34.4%
    Tier 1 Capital (to risk weighted
       assets)                             139,430        33.5
    Tier 1 Capital (to average assets)     139,430        23.2

5.  SECURITIES AVAILABLE FOR SALE

The amortized cost of securities available for sale and their related estimated fair values at June 30, 2000 and 1999, are as follows:


                                                                        June 30, 2000
                                             ------------------------------------------------------------------
                                                                Gross            Gross
                                             Amortized          Unrealized       Unrealized       Estimated
                                             Cost               Gains            Losses           Fair Value
                                             -------------      -------------    -------------    -------------
Debt securities:
    U.S. Government and agencies             $      14,993      $           -    $        (450)   $      14,543
    Other obligations                                  378                  5               (6)             377
    Mortgage-backed securities                      17,468                  -             (538)          16,930
    Collateralized mortgage obligations                737                  -              (17)             720
                                             -------------      -------------    -------------    -------------
              Total debt securities                 33,576                  5           (1,011)          32,570
Equity securities                                    7,439                 65                -            7,504
                                             -------------      -------------    -------------    -------------
              Total securities available
                 for sale                    $      41,015      $          70    $      (1,011)   $      40,074
                                             =============      =============    =============    =============



                                                                        June 30, 1999
                                             ------------------------------------------------------------------
                                                                Gross            Gross
                                             Amortized          Unrealized       Unrealized       Estimated
                                             Cost               Gains            Losses           Fair Value
                                             -------------      -------------    -------------    -------------
Debt securities:
    U.S. Government and agencies             $      15,991      $           1    $        (245)   $      15,747
    Other obligations                                  379                  5               (5)             379
    Mortgage-backed securities                      21,142                 32             (257)          20,917
    Collateralized mortgage obligations              1,411                  1              (13)           1,399
                                             -------------      -------------    -------------    -------------
              Total debt securities                 38,923                 39             (520)          38,442
Equity securities                                    6,212                 89               (1)           6,300
                                             -------------      -------------    -------------    -------------
              Total securities available
                 for sale                    $      45,135      $         128    $        (521)   $      44,742
                                             =============      =============    =============    =============


The equity investment securities at June 30, 2000 and 1999 consist primarily of common stock of the Federal Home Loan Bank of New York.

A summary of maturities of debt securities available for sale at June 30, 2000 is as follows:

                                          Amortized Cost    Estimated Fair
                                                                Value
                                          -------------     -------------
Within one year                           $       1,999     $       1,982
From one to five years                           21,678            21,059
After five years to ten years                       624               617
After ten years                                   9,275             8,912
                                          -------------     -------------
  Total debt securities available
    for sale                              $      33,576     $      32,570
                                          =============     =============

During the three years ended June 30, 2000, there were no sales of debt securities available for sale.

6.  INVESTMENT SECURITIES

The amortized cost of securities held for investment and their related estimated fair values at June 30, 2000 and 1999 are as follows:


                                                                        June 30, 2000
                                             -----------------------------------------------------------------
                                                                Gross            Gross
                                             Amortized          Unrealized       Unrealized      Estimated
                                             Cost               Gains            Losses          Fair Value
                                             --------------     --------------   ------------    -------------
Investment securities:
    U.S. Government and agencies             $       29,985     $            4   $       (769)   $      29,220
    Other obligations                                 5,194                  -            (17)           5,177
    Mortgage-backed securities                       19,950                  1           (607)          19,344
                                             --------------     --------------   ------------    -------------
              Total investment securities

                                             $       55,129     $            5   $     (1,393)   $      53,741
                                             ==============     ==============   ============    =============



                                                                        June 30, 1999
                                             ------------------------------------------------------------------
                                                                 Gross           Gross
                                             Amortized           Unrealized      Unrealized       Estimated
                                             Cost                Gains           Losses           Fair Value
                                             --------------      -------------   -------------    -------------
Investment securities:
    U.S. Government and agencies             $       27,505      $           -   $        (457)   $      27,048
    Other obligations                                 2,148                  1              (4)           2,145
    Mortgage-backed securities                       24,802                 47            (321)          24,528
                                             --------------      -------------   -------------    -------------
              Total investment securities

                                             $       54,455      $          48   $        (782)   $      53,721
                                             ==============      =============   =============    =============


A summary of maturities of debt securities held for investment at June 30, 2000 is as follows:

                                           Amortized Cost    Estimated Fair
                                                                  Value
                                           --------------    --------------
Within one year                            $        6,949    $        6,909
From one to five years                             36,114            35,127
After five years to ten years                       2,466             2,468
After ten years                                     9,600             9,237
                                           --------------    --------------
  Total debt securities held
    for investment                         $       55,129    $       53,741
                                           ==============    ==============

There were no sales of securities held for investment during the three years ended June 30, 2000.

7.  NET LOANS RECEIVABLE

A summary of loans at June 30, 2000 and 1999 is as follows:


                                                                 2000                  1999
                                                           ----------------      ----------------
Mortgage loans on real estate:
    Residential adjustable rate loans                      $        149,518      $        134,419
    Commercial real estate                                          172,596               138,288
    Residential fixed rate loans                                    203,406               185,769
    FHA and VA insured loans                                            425                   533
                                                           ----------------      ----------------
              Total mortgage loans                                  525,945               459,009
                                                           ----------------      ----------------
Other loans:
    Conventional second mortgages                                    11,853                12,724
     Home equity lines of credit                                     19,692                20,090
    Commercial business loans                                        37,316                22,054
     Home improvement loans                                             390                   349
     Auto loans                                                       8,610                 9,658
    Personal loans, secured and unsecured                               769                   565
     Other loans                                                        467                   330
                                                           ----------------      ----------------
             Total other loans                                       79,097                65,770
                                                           ----------------      ----------------
    Less:
       Deferred loan origination fees and costs                         384                   251
       Allowance for loan losses                                     (5,013)               (4,025)
                                                           ----------------      ----------------
               Net loans                                   $        600,413      $        521,005
                                                           ================      ================


Changes in the allowance for loan losses for the three years ended June 30 were as follows:


                                                       2000               1999               1998
                                                 ---------------    ---------------    ---------------
Balance, beginning of year                       $         4,025    $         3,533    $         3,105
       Provision charged to operations                     1,600              1,235              1,400
       Loans charged-off, net                               (612)              (743)              (972)
                                                 ---------------    ---------------    ---------------
Balance, end of year                             $         5,013    $         4,025    $         3,533
                                                 ===============    ===============    ===============


The following table sets forth the information with regard to nonperforming loans at June 30, 2000 and 1999:


                                                                       2000              1999
                                                                  -------------     -------------
Loans on nonaccrual status and in the process of foreclosure      $       1,837     $       3,548
Loans on nonaccrual status but not in the process of foreclosure          1,491               773
Loans past due 90 days or more and still accruing interest                    -                 -
Loans restructured as to payment terms and/or interest rates                715               672
                                                                  -------------     -------------
              Total nonperforming loans                           $       4,043     $       4,993
                                                                  =============     =============


Accumulated interest income on nonaccrual loans of approximately $432, $381 and $214 was not recognized as income in the years ended June 30, 2000, 1999 and 1998, respectively. There are no commitments to extend further credit on nonperforming loans.

As of June 30, 2000 and 1999, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                                             2000                               1999
                                               -------------------------------    -------------------------------
                                                  Recorded        Valuation          Recorded         Valuation
                                                 Investment       Allowance         Investment        Allowance
                                               --------------   --------------    --------------    -------------
Valuation allowance required                   $          715   $          113    $          672    $          73
Valuation allowance not  required                           -                -                 -                -
                                               --------------   --------------    --------------    -------------
                                               $          715   $          113    $          672    $          73
                                               ==============   ==============    ==============    =============


This allowance is included in the allowance for loan losses on the consolidated statements of financial condition.

The average recorded investment in impaired loans for the years ended June 30, 2000 and 1999 was approximately $695 and $1.8 million, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. The Bank recognized interest of $62, $198 and $215 on impaired loans for the years ended June 30, 2000, 1999 and 1998, respectively. Accumulated interest income on impaired loans of approximately $12, $9 and $15 was not recognized as income in the years ended June 30, 2000, 1999 and 1998, respectively.

8.  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following at June 30, 2000 and 1999:

                                                  2000              1999
                                              ------------      ------------
Loans                                         $      3,405      $      2,827
Investment securities and securities
  available for sale                                   950               949
                                              ------------      ------------
                                              $      4,355      $      3,776
                                              ============      ============


9.  PREMISES AND EQUIPMENT

Premises and equipment consist of the following at June 30, 2000 and 1999:

                                                 2000              1999
                                            --------------    --------------
Land                                        $        1,707    $        1,707
Building and leasehold improvements                  7,275             7,060
Furniture, fixtures and equipment                    8,280             7,390
                                            --------------    --------------
                                                    17,262            16,157
Less- Accumulated depreciation                      (9,665)           (8,356)
                                            ---------------   --------------
                                            $        7,597    $        7,801
                                            ==============    ==============

Amount charged to depreciation expense was $1.3 million, $1.3 million and $1.1 million for the years ended June 30, 2000, 1999 and 1998, respectively.

10.  MORTGAGE SERVICING RIGHTS

The following is a summary of the mortgage servicing rights activity during the years ended June 30, 2000, 1999 and 1998:


                                                          2000             1999              1998
                                                      ------------     ------------      ------------
Balance, beginning of year                            $        840     $      1,042      $      1,146
    Mortgage servicing rights originated from
       unrelated third parties                                   -                1                81
    Amortization of mortgage servicing rights
       included as a reduction of servicing fee
       income in the consolidated statements of
       operations                                             (188)            (203)             (185)
                                                      ------------     ------------      ------------
Balance, end of year                                  $        652     $        840      $      1,042
                                                      ============     ============      ============


Serviced Loans

The total loans serviced by the Bank for unrelated third parties were approximately $167.0 million, $189.7 million and $233.1 million at June 30, 2000, 1999 and 1998, respectively.

11.  DUE TO DEPOSITORS

Due to depositors account balances as of June 30, 2000 and 1999 are summarized as follows:


                                               Range of
                                             Interest Rate          2000                 1999
                                             -------------   -----------------    -----------------
Savings accounts                             2.0% - 4.9%     $         150,517    $         151,763
Money market accounts                         2.8 - 6.5                 21,904               23,329
                                                             -----------------    -----------------
                                                                       172,421              175,092

Time deposits                                 1.5 - 7.8                248,502              205,215
Commercial deposits                           0.0 - 4.2                 22,226               19,271
Demand accounts                               0.0 - 1.5                 51,726               46,545
                                                             -----------------    -----------------
                                                             $         494,875    $         446,123
                                                             =================    =================


Time deposits over $100,000 amounted to approximately $37.5 million and $27.8 million at June 30, 2000 and 1999, respectively.

The approximate amount of contractual maturities of time deposits for the years subsequent to June 30, 2000 is as follows:

Years ending June 30:
    2001                             $   191,452
    2002                                  32,121
    2003                                  12,239
    2004                                   7,473
    2005 and thereafter                    5,217
                                     -----------
                                     $   248,502
                                     ===========

Interest expense on deposits for the years ended June 30, 2000, 1999 and 1998 is summarized as follows:


                                                      2000               1999               1998
                                                ---------------    ---------------    ---------------
Savings accounts                                $         4,458    $         4,667    $         4,459
Money market accounts                                       860                686                569
Time deposits                                            11,898             11,810             13,484
Demand accounts                                             440                353                304
                                                ---------------    ---------------    ---------------
  Total interest expense on deposits            $        17,656    $        17,516    $        18,816
                                                ===============    ===============    ===============


12.  BORROWINGS

Information concerning borrowings, which primarily consist of Federal Home Loan Bank ("FHLB") advances, for the years ended June 30, 2000, 1999 and 1998 is summarized as follows:


                                                                2000            1999           1998
                                                            -----------     -----------    -----------
Average balance during the year                             $    81,927     $    43,270    $     5,467
Average interest rate during the year                              5.80%           5.73%          6.07%
Maximum month-end balance during the year                   $    96,201     $    52,038    $    19,983
Interest expense on borrowings                              $     4,751     $     2,479    $       332


FHLB advances are made at fixed rates with remaining maturities of approximately 5 years as of June 30, 2000.

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

Employees may also make additional voluntary after-tax contributions to the Plan, which are not matched by the Bank, up to an additional 10% of the employee's salary. Total 401(k) Plan expenses for the years ended June 30, 2000, 1999 and 1998 were approximately $474, $399 and $378, respectively.

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

Benefit and premium payments are made when they are due and are not funded in advance. The following table sets forth the status of the postretirement benefit obligation:


                                                                          2000             1999
                                                                      ------------     ------------
Benefit obligation at beginning of year                               $        969     $        716
Service cost                                                                    13               13
Interest cost                                                                   65               65
Benefits paid                                                                  (61)             (61)
Actuarial (gains)/losses                                                         -              236
                                                                      ------------     ------------
Benefit obligation at end of year                                     $        986     $        969
                                                                      ============     ============
Funded status                                                         $       (986)    $       (969)
Unrecognized net (gain)/losses from actual experience
  different from assumed                                                       (39)             (45)
                                                                      ------------     ------------
                 Accrued postretirement benefit cost                  $     (1,025)    $     (1,014)
                                                                      ============     ============


Net periodic postretirement benefit cost included the following components:


                                                                   2000          1999          1998
                                                               -----------   -----------   -----------
Service cost                                                   $        13   $        13   $        12
Interest cost                                                           65            65            49
Amortization of net gain from actual experience
  different from assumed                                                 -             -           (61)
                                                               -----------   -----------   -----------
                 Net periodic benefit cost                     $        78   $        78   $         -
                                                               ===========   ===========   ===========


The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% as of June 30, 2000 and 1999 and 7.25% as of June 30, 1998. For measurement purposes, the assumed health care cost trend rate of 9.5% decreases gradually until an ultimate trend rate of 5.5% is reached over 8 years. In accordance with the terms of the Postretirement Medical Benefit Plan, once costs are 150% of the 1993 level, additional increases become the responsibility of the retiree.

The health care cost trend rate assumption may have a significant effect on the amount of obligation and expense reported. Increasing the health care trend rate by one percent each year would have no material effect on the net periodic postretirement benefit cost for the three years ended June 30, 2000.

Employee Stock Ownership Plan

The Company has established an ESOP for eligible employees. Generally full-time employees of the Company or the Bank who are at least age 21 and have been credited with at least 1,000 hours during a twelve-month period are eligible to participate.

The ESOP borrowed $9.1 million at an interest rate of 7.25% from the Company and used the funds to purchase 762,818 shares of the Company's common stock in the public trading market. The loan is being repaid principally from the Bank's discretionary contributions to the ESOP over a 15-year period. At June 30, 2000, the loan had an outstanding balance of $8.4 million. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is paid. Contributions to the ESOP and shares released from the loan collateral in an amount proportional to the repayment of the ESOP loan are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after 5 years of vesting service and are immediately vested on death, retirement or disability. In addition, in the event of a change in control, as defined in the plan, any unvested portion of benefits shall vest immediately. Forfeitures are added to the employer contributions to the Plan and allocated to other participants.

As of June 30, 2000, 71,538 shares had been specifically allocated, 26,588 shares were committed to be released and 664,692 shares remain unallocated. The fair value of the unallocated ESOP shares was $9.1 million at June 30, 2000.

In accordance with SOP 93-6, the Company recorded compensation expense of $601 and $511 for the years ended June 30, 2000 and 1999, respectively, which is equal to the shares specifically allocated and committed to be released by the ESOP multiplied by the average estimated fair value of common stock.

Recognition and Retention Plan

The Company maintains the RRP. The RRP acquired an aggregate of 347,122 shares of the Company's common stock in open market purchases, which have been awarded to eligible directors, director emeritus, officers and employees of the Company. During the fiscal year, 2,150 shares from this plan were forfeited. As of June 30, 2000, 344,972 shares were unvested. Such awards represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Awards generally vest at a rate of 20% per year, commencing one year from the date of award. Awards become 100% vested upon termination of service due to death or disability.

The Company recorded expense for the RRP of $832 in the year ended June 30, 2000, which is included in salary and employee benefits in the consolidated statements of income.

Stock Option Plan

The Company maintains the Stock Option Plan and under the Stock Option Plan, stock options (which generally expire ten years from the date of grant) have been granted to eligible employees, directors, director emeritus and officers of the Company and the Bank. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value of the stock at the date of grant. Options generally become exercisable at a rate of 20% per year, commencing one year from the date of grant. However, all options become 100% exercisable upon termination of service due to death or disability.

The following table presents options granted, exercised or expired:

                                          Year Ended June 30, 2000
                                          ------------------------
                                                      Option price
                                          Shares        per share
                                          -------       ---------
Balance, beginning of year                      -               -
Options granted                           865,555       $ 12.0625
Options exercised                               -               -
Options expired or terminated               5,000       $ 12.0625
                                          -------       ---------
Balance, at end of year                   860,555       $ 12.0625
                                          =======       =========

No options are currently exercisable at June 30, 2000. The fair value of each option was estimated on the date granted using the Black-Scholes option pricing model. The fair value of the options granted in fiscal 2000 was $3.34. The following weighted averages were used in fiscal 2000: risk free interest rate of 5.93%; expected dividend yield of 1.98%; expected life of five years; and expected volatility of 26.09%.

The Company accounts for the Stock Option Plan under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for the Stock Option Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                    Year Ended June 30,
                                                           2000
                                                    -------------------
Net Income:                     As Reported             $     5,879
                                Pro Forma               $     5,304

Basic EPS:                      As Reported             $       .74
                                Pro Forma               $       .66

Benefit Restoration Plan

The Bank adopted the Benefit Restoration Plan of Cohoes Savings Bank ("BRP") ,in connection with the Conversion, to provide certain designated employees with the benefits that would be due to such employees under the other benefit plans if such benefits were not limited under the Internal Revenue Code. Expense related to the BRP included in the consolidated statement of income for the year ended June 30, 2000 and 1999 was $123 and $17, respectively.

14.  INCOME TAXES

The components of the income tax expense (benefit) are as follows:


                                                     2000            1999            1998
                                                 -----------     ------------    ------------
Current tax expense:
    Federal                                      $     3,525     $      2,155    $      2,450
    State                                                450              384             517
Deferred tax expense (benefit)                          (583)          (1,028)           (317)
                                                 -----------     ------------    ------------
                                                 $     3,392     $      1,511    $      2,650
                                                 ===========     ============    ============


The provision for income taxes differs from that computed at the federal statutory rate as follows:


                                                       2000              1999              1998
                                                  -------------     -------------     -------------
Tax at federal statutory rate                     $       3,152     $       1,341     $       2,291
State taxes, net of federal benefit                         297               253               341
Other, net                                                  (57)              (83)               18
                                                  -------------     -------------     -------------
              Total income tax expense            $       3,392     $       1,511     $       2,650
                                                  =============     =============     =============
Effective rate                                            36.59%            38.33%            39.34%
                                                  =============     =============     =============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and 1999 are presented below:


                                                                             2000              1999
                                                                        --------------    --------------
Deferred tax assets:
    Differences in reporting the provision for loan losses              $        2,080    $        1,731
    Differences in reporting certain accrued expenses                            1,176               862
    Contribution carryforward                                                      246               762
    Capital loss carryforward                                                      395                 -
    Other                                                                           78               146
                                                                        --------------    --------------
              Total gross deferred tax assets                                    3,975             3,501
                                                                        --------------    --------------
Deferred tax liabilities:
    Differences in reporting the provision for loan losses                         128               257
    Deferred net loan origination fees                                             265               240
    Differences in reporting certain accrued expenses                              373               381
    Other                                                                            3                 -
                                                                        --------------    --------------
              Total gross deferred tax liabilities                                 769               878
                                                                        --------------    --------------
              Net deferred tax asset at end of year                              3,206             2,623
 Net deferred tax asset at beginning of year                                     2,623             1,595
                                                                        --------------    --------------
              Deferred tax benefit for the year                         $         (583)   $       (1,028)
                                                                        ==============    ==============


The total deferred tax asset as of June 30, 2000 and 1999 is considered by the Bank to be more likely than not realizable based upon the historical level of taxable income in the prior years as well as the time period during which the items giving rise to the deferred tax assets are expected to turn around.

In addition to the deferred tax assets and liabilities described above, the Bank also has a deferred tax asset of approximately $399 and $150 at June 30, 2000 and 1999, respectively, related to the net unrealized loss on securities available for sale.

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

Unless otherwise noted, the Bank does not require collateral or other security to support financial instruments with credit risk. Contract amounts of financial instruments that represent credit risk as of June 30, 2000 at fixed and variable interest rates are as follows:


                                                                                     2000
                                                               -------------------------------------------------
                                                                   Fixed           Variable            Total
                                                               -------------    -------------      -------------
Financial instruments whose contract amounts represent
    credit risk (including unused lines of credit and
    unadvanced funds):
       Commercial business loans                               $       2,041    $      32,439      $      34,480
       Conventional mortgages                                          7,376           14,888             22,264
       Commercial mortgage loans                                       5,433           11,859             17,292
       Construction loans                                                  -            1,442              1,442
       Consumer loans                                                  3,067           14,844             17,911
                                                               -------------    -------------      -------------
                                                               $      17,917    $      75,472      $      93,389
                                                               =============    =============      =============


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

Certain mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 4.5% to 6.75%. These caps expose the Bank to interest rate risk should market rates increase above these limits. As of June 30, 2000 $222.0 million of mortgage loans had interest rate caps.

The Bank generally enters into rate lock agreements at the time that loan applications are made. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend credit have been made, as well as with individuals who have not yet received a commitment.

In order to reduce the interest rate risk associated with these items as well as its portfolio of loans held for sale, the Bank enters into agreements to sell loans in the secondary market to unrelated investors. At June 30, 2000, the Bank has no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Bank primarily grants consumer and residential loans to customers located in the New York State counties of Albany, Rensselaer, Schenectady, Saratoga, Warren, Washington and Greene. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts are dependent upon the real estate and construction-related sectors of the economy.

Borrowing Arrangements

The Bank has lines of credit available with a correspondent bank totaling approximately $65.0 million. These lines of credit expire on October 28, 2000. As of June 30, 2000, there were outstanding balances of $18.1 million on these lines.

Leases

The Bank leases certain branches, equipment and automobiles under various noncancelable operating leases. The future minimum payments by year and the aggregate, under all significant noncancelable operating leases with initial or remaining terms of one year or more, are as follows:

                                                          Operating
                                                            Leases
                                                          ---------
Year ending June 30:
    2001                                                  $     592
    2002                                                        409
    2003                                                        363
    2004                                                        269
    2005 and thereafter                                         118
                                                          ---------
             Total                                        $   1,751
                                                          =========

Total lease expense was approximately $624, $441 and $383 for the years ended June 30, 2000, 1999 and 1998, respectively.

Contingent Liabilities

In the ordinary course of business, there are various legal proceedings pending against the Company. Based on consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated statement of financial condition.

16.  DISCLOSURES ABOUT THE FAIR
     VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for financial instruments. Fair value estimates, methods and assumptions are set forth below.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. The fair value estimates of a significant portion of the Company's financial instruments were based on judgments regarding future expected net cash flow, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Table of Financial Instruments

The carrying values and estimated fair values of financial instruments as of June 30, 2000 and 1999 are as follows:


                                                              2000                                 1999
                                               ---------------------------------    ----------------------------------
                                                   Carrying         Estimated          Carrying           Estimated
                                                    Value           Fair Value          Value             Fair Value
                                               ---------------   ---------------    ---------------    ---------------
Financial assets:
    Cash and cash equivalents                  $        12,658   $        12,658    $        11,114    $        11,114
    Mortgage loans held for sale                             -                 -                339                339
    Securities available for sale                       40,074            40,074             44,742             44,742
    Investment securities                               55,129            53,741             54,455             53,721

Loans                                          $       605,426   $       591,894    $       525,030    $       491,167
    Less- Allowance for loan losses                     (5,013)                -             (4,025)                 -
                                               ---------------   ---------------    ---------------    ---------------
          Net loans receivable                 $       600,413   $       591,894    $       521,005    $       491,167
                                               ===============   ===============    ===============    ===============

Accrued interest receivable                    $         4,355   $         4,355    $         3,776    $         3,776



                                                              2000                                 1999
                                               ---------------------------------    ----------------------------------
                                                   Carrying         Estimated          Carrying           Estimated
                                                    Value           Fair Value          Value             Fair Value
                                               ---------------   ---------------    ---------------    ---------------
Financial liabilities:
    Due to depositors-
       Demand, savings and money market        $       246,373   $       246,373    $       240,908    $       240,908
          accounts
       Time deposits                                   248,502           248,017            205,215            206,811
       Mortgagors' escrow deposits                       9,729             9,729             10,787             10,787
       Borrowings                                       96,201           100,943             49,045             50,804


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

17.      COHOES BANCORP, INC. - PARENT COMPANY
         ONLY FINANCIAL STATEMENTS

The following condensed statement of financial condition as of June 30, 2000 and 1999 and condensed statements of operations and cash flows for the year ended June 30, 2000 and for the period from December 31, 1998 through June 30, 1999 should be read in conjunction with the consolidated financial statements and the notes thereto.


                      Condensed Statement of Financial Condition
                                June 30, 2000 and 1999
                                    (000's omitted)


                                                                                        2000               1999
                                                                                      ---------         ---------
Assets:
Checking account with subsidiary                                                      $      40         $      28
Securities available for sale                                                               531                 -
Investment in subsidiary                                                                 98,292            92,985
Loan receivable from ESOP                                                                 8,307             8,742
Loan receivable from subsidiary                                                          13,500            35,700
Other assets                                                                                641             2,125
                                                                                      ---------         ---------
               Total assets                                                           $ 121,311         $ 139,580
                                                                                      =========         =========
Liabilities:
Other liabilities                                                                     $       5         $     150

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized;
     none issued                                                                              -                 -
Common stock, $.01 par value; 25,000,000 shares authorized;
     9,535,225 shares issued                                                                 95                95
Additional paid-in capital                                                               92,968            93,004
Retained earnings subject to restrictions                                                58,652            55,173
Treasury stock, at cost (1,622,970 shares)                                              (17,639)                -
Unallocated common stock held by ESOP                                                    (7,961)           (8,598)
Unearned RRP shares                                                                      (4,161)                -
Accumulated other comprehensive loss, net of tax                                           (648)             (244)
                                                                                      ---------         ---------
               Total stockholders' equity                                             $ 121,306         $ 139,430
                                                                                      ---------         ---------
               Total liabilities and stockholders' equity                             $ 121,311         $ 139,580
                                                                                      =========         =========



                           Condensed Statement of Operations
                      For the Period Ended June 30, 2000 and 1999
                                    (000's omitted)


                                                                                     2000                1999
                                                                                --------------      --------------
Interest and dividend income                                                    $        1,965      $        1,371
Interest expense                                                                             -                   -
                                                                                --------------      --------------
         Net interest income                                                             1,965               1,371

Noninterest income                                                                           -                   -
Noninterest expenses:
Contribution to Cohoes Savings Foundation, Inc.                                              -               2,777
Professional fees                                                                          189                  56
Merger expenses                                                                            313                   -
Other noninterest expense                                                                  219                 144
                                                                                --------------      --------------
         Total noninterest expense                                                         721               2,977

Net income (loss) before income tax                                                      1,244              (1,606)
Income tax expense (benefit)                                                               512                (627)
                                                                                --------------      --------------
Net income before undistributed earnings of subsidiary bank                                732                (979)

Equity in undistributed earnings of subsidiary                                           5,147               3,410
                                                                                --------------      --------------
Net income                                                                      $        5,879      $        2,431
                                                                                ==============      ==============



                           Condensed Statement of Cash Flows
                      For the Period Ended June 30, 2000 and 1999
                                    (000's omitted)


                                                                                     2000                1999
                                                                                --------------      --------------
Cash flows from operating activities:
Net income                                                                      $        5,879      $        2,431
                                                                                --------------      --------------
Adjustments to reconcile net loss to net cash used in operating
   Activities-
         Charitable contribution to the Cohoes Savings Foundation, Inc.                      -               2,777
         Provision for deferred tax benefit (expense)                                      494                (708)
         Decrease (increase) in other assets                                               967              (1,417)
         (Decrease) increase in other liabilities                                         (145)                150
         Undistributed earnings of subsidiary bank                                      (5,147)             (3,410)
                                                                                --------------      --------------
              Total adjustments                                                         (3,831)             (2,608)
                                                                                --------------      --------------
              Net cash used by operating activities                                      2,048                (177)

Cash flows from investing activities:
         Investment in common stock of subsidiary                                            -             (45,175)
         Purchase of securities available for sale                                        (471)                  -
         Loan repayments from/(made to) subsidiary                                      22,200             (35,700)
         Loan repayments from/(made to) ESOP                                               435              (8,742)
                                                                                --------------      --------------
              Net cash used in investing activities                                     22,164             (89,617)

Cash flows from financing activities:
         Net proceeds from issuance of common stock in initial public
            Offering                                                                         -              90,350
         Purchase of treasury stock                                                    (22,117)                  -
         Cash dividends paid                                                            (2,083)               (528)
                                                                                --------------      --------------
              Net cash provided by financing activities                                (24,200)             29,822
                                                                                --------------      --------------
              Net increase in cash                                                          12                  28

         Cash, beginning of year                                                            28                   -
                                                                                --------------      --------------
         Cash, end of year                                                      $           40      $           28
                                                                                ==============      ==============


18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the years ended June 30, 2000 and 1999 is presented below:


                                      Fourth Quarter   Third Quarter   Second Quarter  First Quarter
                                      --------------   -------------   --------------  -------------
2000:
    Interest income                   $       13,057   $      12,602   $       12,273  $      11,753
    Interest expense                           6,097           5,820            5,509          5,114
                                      --------------   -------------   --------------  -------------
    Net interest income                        6,960           6,782            6,764          6,639
    Provision for loan losses                    350             300              610            340
    Noninterest income                           905             912              (98)           662
    Noninterest expense                        5,150           4,794            4,399          4,311
                                      --------------   -------------   --------------  -------------
    Income before income tax expense
                                               2,365           2,600            1,657          2,650
    Income tax expense                           876             945              567          1,005
                                      --------------   -------------   --------------  -------------
    Net income                        $        1,489   $       1,655   $        1,090  $       1,645
                                      ==============   =============   ==============  =============
    Earnings per share -
          Basic                                  .21             .21              .13            .19
          Diluted                                .21             .21              .13            .19
1999:
    Interest income                   $       11,209   $      11,157   $       10,556  $      10,116
    Interest expense                           4,803           4,786            5,536          5,209
                                      --------------   -------------   --------------  -------------
    Net interest income                        6,406           6,371            5,020          4,907
    Provision for loan losses                    450             425              180            180
    Noninterest income                           740             701              797            678
    Noninterest expense                        4,038           3,984            8,628          3,793
                                      --------------   -------------   --------------  -------------
    Income (loss) before income tax
       expense                                 2,658           2,663           (2,991)         1,612
    Income tax expense (benefit)                 992           1,043           (1,153)           629
                                      --------------   -------------   --------------  -------------
    Net income (loss)                 $        1,666   $       1,620   $       (1,838) $         983
                                      ==============   =============   ==============  =============
    Earnings per share since
       conversion-
          Basic                                  .19             .18              N/A            N/A
          Diluted                                .19             .18              N/A            N/A


                            CORPORATE INFORMATION

      ==================================================================

Corporate Offices
Cohoes Bancorp, Inc.
75 Remsen St.
Cohoes, New York 12047
(518) 233-6500

Form 10-K

For the 2000 fiscal year, Cohoes Bancorp, Inc. has filed an Annual Report on Form 10-K. Shareholders wishing a copy may obtain one free of charge by writing:

                  Richard A. Ahl
                  Executive Vice President, Secretary & CFO
                  Cohoes Bancorp, Inc.
                  75 Remsen St.
                  Cohoes, New York 12047

Transfer Agent and Registrar
American Stock Transfer & Trust Company
40 Wall Street
New York, New York 10005

Independent Public Accountants
Arthur Andersen LLP
1345 Avenue of the Americas
New York, New York 10105

Special Counsel
Elias, Matz, Tiernan & Herrick LLP
12th Floor
734 15th Street, N.W.
Washington, D.C. 20005

Common Stock

The common stock of Cohoes Bancorp, Inc. trades on the Nasdaq stock market under the symbol "COHB."

     At September 1, 2000, there were approximately 4,600 holders of record and approximately 2,200 beneficial shareholders.

     Cohoes Bancorp, Inc. common stock was issued at $10.00 per share in connection with the Company's initial public offering completed on December 31, 1998. The following table shows the range of high and low sale prices for each quarterly period since the Company's common stock began trading in January 1999, as well as the dividends declared each quarter.

                                                             Dividends
Fiscal 1999              High                  Low           Declared
-----------             ------               -------         ---------
Third Quarter           $13.00               $ 10.38             N/A
Fourth Quarter          $12.00               $  9.25           $0.06

Fiscal 2000
-----------
First Quarter           $13.13               $ 11.56           $0.06
Second Quarter          $12.63               $  9.38           $0.06
Third Quarter           $10.31               $  9.38           $0.07
Fourth Quarter          $14.69               $  9.69           $0.07

     During fiscal 2000, the Company declared dividends totaling $2.1 million or $.26 per share on its common stock. Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Restrictions on dividend payments are described in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.


BOARD OF DIRECTORS AND OFFICERS


COHOES BANCORP, INC.
BOARD OF DIRECTORS

Duncan S. MacAffer        Chairman, Cohoes Bancorp, Inc.; Attorney
Arthur E. Bowen           President, Bowen Funeral Home, Inc.
Walter H. Speidel         Retired President & CEO, Cohoes Savings Bank
Harry L. Robinson         President & CEO, Cohoes Bancorp, Inc.
R. Douglas Paton          Retired stockbroker; independent financial consultant
J. Timothy O'Hearn        President, Century House, Inc.
Chester C. DeLaMater      Retired Executive Vice President & Secretary,
                          Cohoes Savings Bank
Peter G. Casabonne        Managing Partner, Fuller Realty, Inc.
Michael L. Crotty         President, Capitol Equipment, Inc.
Donald A. Wilson          President, Wilson & Stark CPA, PC.
Frederick G. Field Jr.    Retired Supervisor Town of Colonie

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

                                  EXHIBIT 21

                        SUBSIDIARIES OF THE REGISTRANT

                                                                   EXHIBIT 21


                                          SUBSIDIARIES OF THE REGISTRANT


                                                                                                    State of
                                                                                    Percent of      Incorporation or
Parent                                         Subsidiary                           Ownership       Organization

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

Cohoes Savings Bank                            CSB Financial Services, Inc.         100%            New York

Cohoes Savings Bank                            CSB Funding, Inc.                    100%            New York

Cohoes Savings Bank                            CSB Services Agency, Inc.            100%            New York

Cohoes Savings Bank                            Cohoes Realty, Incorporated          100%            New York

CSB Services Agency, Inc.                      CSB Security Insurance Agency         84%            New York


                                  EXHIBIT 23

                             CONSENTS OF EXPERTS

                                                                   EXHIBIT 23

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in the following Registration Statements:

o Form S-8 No. 333-70903, pertaining to the Cohoes Savings Bank 401(k) Savings Plan in RSI Retirement Trust

o Form S-8 No. 333-87569, pertaining to the 1999 Recognition and Retention Plan

o Form S-8 No. 333-87571, pertaining to the 1999 Stock Option and Incentive Plan of our report dated August 17, 2000 with respect to the consolidated financial statements of Cohoes Bancorp, Inc. incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and to all references to our Firm included in such Registration Statements.

/s/  Arthur Andersen LLP

New York, New York
September 27, 2000

                                  EXHIBIT 27

                           FINANCIAL DATA SCHEDULE