Form 10-Q
period 2000-09-30
COHOES BANCORP INC
filed 2000-11-09
CIK 1070321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000

                                      or

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

           [ X ]  Yes                        [    ]  No

         As of November 2, 2000, there were 7,912,705 shares of the registrant's common stock outstanding.

                                  FORM 10-Q
                             Cohoes Bancorp, Inc.
                                    INDEX

                                                                         Page
PART 1 - FINANCIAL INFORMATION                                          Number
------------------------------                                          ------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition at
          September 30, 2000 and June 30, 2000                              3

          Consolidated Statement of Income for the three
          months ended September 30, 2000 and 1999                          4

          Consolidated Statements of Changes in Stockholders' Equity
          for the three months ended September 30, 2000 and 1999          5-6

          Consolidated Statements of Cash Flows for the three
          months ended September 30, 2000 and 1999                          7

          Notes to Consolidated Interim Financial Statements             8-12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13-18

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk                                                             19


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                19

Item 2.   Changes in Securities and Use of Proceeds                        19

Item 3.   Defaults Upon Senior Securities                                  19

Item 4.   Submission of Matters to a Vote of Security Holders              19

Item 5.   Other Information                                                19

Item 6.   Exhibits and Reports on Form 8-K                                 19

Signature Page                                                             20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COHOES BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                                               September 30,    June 30,
                                                                               2000             2000
                                                                               ----             ----
                                                                                      (In thousands)

ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                                   $   11,873       $  12,531
     Federal funds sold                                                                --              --
     Interest-bearing deposits with banks                                             137             127
                                                                               ----------       ---------
          Total cash and cash equivalents                                          12,010          12,658

Mortgage loans held for sale                                                           --              --
Securities available for sale                                                      40,174          40,074
Investment securities, approximate fair value
  of $50,867 and $53,741, respectively                                             51,649          55,129
Net loans receivable                                                              614,719         600,413
Accrued interest receivable                                                         4,545           4,355
Bank premises and equipment                                                         7,528           7,597
Other real estate owned                                                             1,073             561
Mortgage servicing rights                                                             608             652
Other assets                                                                        7,029           5,575
                                                                               ----------       ---------
          Total assets                                                         $  739,335       $ 727,014
                                                                               ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Due to depositors                                                              $  497,632      $  494,875
Mortgagors' escrow deposits                                                         4,090           9,729
Borrowings                                                                        109,316          96,201
Other liabilities                                                                   4,665           4,903
                                                                               ----------      ----------
          Total liabilities                                                       615,703         605,708

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value;
  5,000,000 share authorized; none issued                                              --              --
Common stock, $.01 par value; 25,000,000 shares
  authorized; 9,535,225 shares Issued at September 30,
  and June 30, 2000                                                                    95              95
Additional paid-in capital                                                         93,007          92,968
Retained earnings-subject to restrictions                                          59,524          58,652
Treasury stock, at cost (1,622,520 shares at September 30, 2000 and
  1,622,970 shares at June 30, 2000)                                              (17,634)        (17,639)
Unallocated common stock held by ESOP                                              (7,802)         (7,961)
Unearned RRP shares                                                                (3,329)         (4,161)
Accumulated other comprehensive loss, net                                            (229)           (648)
                                                                               ----------      ----------
          Total stockholders' equity                                              123,632         121,306
                                                                               ==========      ==========
          Total liabilities and stockholders' equity                           $  739,335      $  727,014
                                                                               ==========      ==========

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          For the three months ended September 30,

                                                            2000                 1999

                                                         ( In thousands, except per share amounts)


INTEREST INCOME:

Loan receivable                                              $   11,943          $   10,212
Securities available for sale                                       535                 600
Investment securities                                               818                 865
FHLB stock                                                           86                  72
Federal funds sold                                                    --                  2
Bank deposits                                                         1                   2
                                                             ----------          ----------
    Total interest income                                        13,383              11,753

INTEREST EXPENSE:

Deposits                                                          4,892               4,145
Escrow deposits                                                      44                  45
Borrowings                                                        1,559                 924
                                                             ----------          ----------
    Total interest expense                                        6,495               5,114
                                                             ----------          ----------

Net interest income                                               6,888               6,639
Provision for loan losses                                           300                 340
                                                             ----------          ----------
Net interest income after
  provision for loan losses                                       6,588               6,299

NONINTEREST INCOME:

Service charges on deposits                                         251                 203
Loan servicing revenue                                               65                  76
Other                                                               710                 383
                                                             ----------          ----------
    Total noninterest income                                      1,026                 662

NONINTEREST EXPENSE:

Compensation and benefits                                         2,913               2,601
Occupancy                                                           886                 764
Deposit insurance & assessments                                      32                  17
Advertising                                                         101                 123
Merger expenses                                                     649                  --
Other                                                               864                 806
                                                             ----------          ----------
    Total noninterest expense                                     5,445               4,311
                                                             ----------          ----------

Income before income tax expense                                  2,169               2,650
Income tax expense                                                  786               1,005
                                                             ----------          ----------
        NET INCOME                                           $    1,383          $    1,645
                                                             ==========          ==========

Earnings per share
    Basic                                                    $      .19          $      .19
                                                             ==========          ==========
    Diluted                                                  $      .19          $      .19
                                                             ==========          ==========


     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                   Unallocated
                                                                      Accumulated  Common
                                     Additional                       other com-   Stock        Unearned            Com-
                             Common  paid in     Retained  Treasury   prehensive   held by      RRP                 prehensive
                             stock   capital     earnings  stock      loss, net    ESOP         shares    Total     income

Three Months Ended
September 30, 2000

Balance at June 30, 2000     $95     $92,968     $58,652   $(17,639)  $(648)       $(7,961)     $(4,161)  $121,306

Net income, July 1, 2000 -
  September 30, 2000          --          --       1,383         --      --             --           --      1,383  $1,383

ESOP shares committed
  to be released              --          39          --         --      --            159           --        198

Cash dividends paid           --          --        (511)        --      --             --           --       (511)

Exercised stock options
  450 shares                  --          --          --          5      --             --           --          5

Vested RRP shares of 68,990   --          --          --         --      --             --          832        832

Change in unrealized loss
  on securities available
  for sale, net               --          --          --         --     419             --           --        419     419
                              --          --          --         --      --             --           --         --      --

Balance, September 30, 2000  $95     $93,007     $59,524   $(17,634)  $(229)       $(7,802)     $(3,329)  $123,632  $1,802
                             ===     =======     =======   ========   =====        =======      =======   ========  ======


                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                   Unallocated
                                                                      Accumulated  Common
                                     Additional                       other com-   Stock        Unearned            Com-
                             Common  paid in     Retained  Treasury   prehensive   held by      RRP                 prehensive
                             stock   capital     earnings  stock      loss, net    ESOP         shares    Total     income

Three  Months Ended
September 30, 1999
Balance at June 30, 1999     $95     $93,004     $55,173   $     --   $(244)       $(8,598)     $   --    $139,430

Net income, July 1, 1999 -
  September 30, 1999          --          --       1,645         --      --             --          --       1,645  $1,645

ESOP shares committed
  to be released              --           7          --         --      --            159          --         166

Cash dividends paid           --          --        (513)        --      --             --          --        (513)

Public market purchase
  of 857,170 shares
  of Cohoes Bancorp, Inc.
  common stock                --          --          --    (11,083)     --             --          --     (11,083)

Granting of restricted
  Stock under RRP             --          --          --      4,505      --             --      (4,505)         --

Change in unrealized loss
  On securities available
  for sale, net               --          --          --         --    (105)            --          --        (105)   (105)
                             ===      ======     =======   ========   =====        =======     =======    ========  ======

Balance, September 30, 1999  $95     $93,011     $56,305   $ (6,578)  $(349)       $(8,439)    $(4,505)   $129,540  $1,540



     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               For the three months ended September 30,
                                                                     2000                1999
                                                                         (In thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                   $  1,383            $  1,645
                                                                     --------            --------
    Adjustments to reconcile net income to net cash
      provided by operating activities-
        Depreciation                                                      400                 328
        Amortization of purchased and originated
          mortgage servicing rights                                        44                  49
        Provision for loan losses                                         300                 340
        Provision for deferred tax expense (benefit)                      230                 (73)
        Net gain on sale of securities available for sale                  --                  (1)
        Net premium amortization of investment securities                   3                  10
        Net gain on sale of mortgage loans                                 (6)                 (2)
        Proceeds from sale of loans held for sale                         419                 877
        Loans originated for sale                                        (413)             (1,062)
        ESOP compensation                                                 198                 166
        Increase in interest receivable                                  (190)               (135)
        (Increase) decrease in other assets, net of deferred
          tax (benefit) expense                                        (1,684)                588
        Increase (decrease) in other liabilities                          594                (409)
        Net (gain) loss on sale of other real estate owned                 (1)                 34
                                                                     --------            --------
                Total adjustments                                        (106)                710
                                                                     --------            --------
                Net cash provided by operating activities               1,277               2,355
                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from investment securities called/matured                  2,000                 500
    Purchase of investment securities                                      --              (2,014)
    Proceeds from the sale of securities available for sale                --               1,391
    Purchase of securities available for sale                            (282)               (678)
    Proceeds from principal reduction in investment securities          1,477               1,829
    Proceeds from principal reduction in securities
      available for sale                                                  601               1,570
    Net loans made to customers                                       (15,176)            (31,155)
    Proceeds from sale of other real estate owned                          59                 169
    Capital expenditures                                                 (331)               (408)
                                                                     --------            --------
                Net cash used in investing activities                 (11,652)            (28,796)
                                                                     --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in mortgagors' escrow deposits                        (5,639)             (5,816)
    Net increase in borrowings                                         13,115              34,614
    Net increase in deposits                                            2,757               8,197
    Purchase of treasury shares                                            --             (11,083)
    Stock options exercised                                                 5                  --
    Cash dividends paid                                                  (511)               (513)
                                                                     --------            --------
                Net cash provided by financing activities               9,727              25,399
                                                                     --------            --------
                Net decrease in cash and cash equivalents                (648)             (1,042)

CASH AND CASH EQUIVALENTS, beginning of period                         12,658              11,114
                                                                     --------            --------
CASH AND CASH EQUIVALENTS, end of period                             $ 12,010            $ 10,072
                                                                     ========            ========

ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
    Interest paid                                                    $  6,589            $  5,277
    Taxes paid                                                            930               1,040
                                                                     ========            ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
       Transfer of loans to other real estate owned                  $    569            $    687
                                                                     ========            ========

     See accompanying notes to consolidated interim financial statements.

                             COHOES BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

         Cohoes Bancorp, Inc. ("Company") was incorporated under Delaware law in September 1998 as a savings and loan holding company to purchase 100% of the common stock of Cohoes Savings Bank (the "Bank"). On December 31, 1998, Cohoes Bancorp, Inc. completed its initial public offering of 9,257,500 shares of common stock in connection with the conversion of the Bank from a mutual form institution to a stock savings bank (the "Conversion"). Concurrently with the Conversion, Cohoes Bancorp, Inc. acquired all of the Bank's common stock.

         The consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending June 30, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

         These consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

2. Earnings Per Share

                  On December 31, 1998, Cohoes Bancorp, Inc. completed its initial stock offering of 9,257,500 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (762,818) were purchased by the Cohoes Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. As of September 30, 2000, 111,419 shares have been released or committed to be released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 651,399 shares have not yet been released and under AICPA Statement of Position 93-6, these shares are not considered outstanding for purposes of calculating per share amounts. The following is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (EPS) calculations for the three months ended September 30, 2000 and 1999.

For the three months ended September 30,:
                                                  2000
                              ------------------------------------------------
                                                Weighted
                                                Average
                              Net income        Shares          Per share
                              (numerator)       (denominator)   Amount

                              (In thousands, except for and per share amounts)

Basic EPS                     $ 1,383           7,247,993        $  0.19
                                                                  =======
Dilutive effect of
  potential common
  shares related to
  stock based
  compensation plans               --             164,277
                              -------           ---------
Diluted EPS                   $ 1,383           7,412,270        $  0.19
                              =======           =========        =======

For the three months ended September 30, :

                                                1999
                              ------------------------------------------------
                                                Weighted
                                                Average
                              Net income        Shares          Per share
                              (numerator)       (denominator)   Amount

                              (In thousands, except for and per share amounts)

Basic EPS                     $  1,645          8,562,120       $  0.19
                                                                =======
Dilutive effect of
  potential common
  shares related to
  stock based
  compensation plans                --             29,579
                              --------          ---------
Diluted EPS                   $  1,645          8,591,699       $  0.19
                              ========          =========       =======

3. Loan Portfolio Composition

         The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                               September 30, 2000             June 30, 2000
                                                           Amount         % of Total     Amount         % of Total

                                                                        (Dollars in thousands)

Real estate loans:
    One-to-four family real estate                         $366,996        59.24%        $353,349        58.40%
    Multi-family and commercial real estate                 172,328        27.82          172,596        28.53
                                                           --------       ------         --------       ------
        Total real estate loans                             539,324        87.06          525,945        86.93

Consumer loans:
    Home equity lines of credit                              19,394         3.13           19,692         3.25
Conventional second mortgages                                11,676         1.88           11,853         1.96
Automobile loans                                              8,105         1.31            8,610         1.42
Other consumer loans                                          1,614         0.26            1,626         0.27
                                                           --------       ------         --------       ------
        Total consumer loans                                 40,789         6.58           41,781         6.90

Commercial business loans                                    39,381         6.36           37,316         6.17
                                                           --------       ------         --------       ------
        Total loans                                         619,494       100.00%         605,042       100.00%
                                                           ========       ======         ========       ======
Less:
    Net deferred loan origination fees and costs                436                           384
    Allowance for loan losses                                (5,211)                       (5,013)
                                                           --------                      --------
        Net loans receivable                               $614,719                      $600,413
                                                           ========                      ========

4. Non-Performing Assets

         The following table sets forth information regarding non-accrual loans, other past due loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                                         September 30,       June 30,
                                                                                         2000                2000

                                                                                             (Dollars in thousands)

Non-accrual loans:
    One-to-four family real estate                                                       $    1,747          $    2,250
    Multi-family and commercial real estate                                                   1,248                 861
    Conventional second mortgages                                                                 2                  33
    Consumer loans                                                                              167                 184
    Commercial business loans                                                                   250                  --
                                                                                         ----------          ----------
        Total non-accrual loans                                                               3,414               3,328
Loans contractually past due 90 days or more and still accruing interest:
    Consumer loans                                                                               --                  --
                                                                                         ----------          ----------
        Total loans 90 days or more and still accruing interest                                  --                  --
Troubled debt restructurings                                                                    699                 715
                                                                                         ----------          ----------
        Total non-performing loans                                                            4,113               4,043
Other real estate owned (ORE)                                                                 1,073                 561
                                                                                         ----------          ----------
           Total non-performing assets                                                   $    5,186          $    4,604
                                                                                         ==========          ==========
Allowance for loan losses                                                                $    5,211          $    5,013
                                                                                         ==========          ==========
Coverage of non-performing loans                                                             126.70%             123.99%
                                                                                         ==========          ==========
Total non-performing loans as a percentage of total loans                                       .66%                .67%
                                                                                         ==========          ==========
Total non-performing loans as a percentage of total assets                                      .56%                .56%
                                                                                         ==========          ==========

5. Allowance for Loan Losses

         The following table sets forth the activity in the allowance for loan losses at the dates and for the periods indicated.

                                                           At or for the three months ended September 30,
                                                                  2000                  1999

                                                                        (In thousands)

Allowance for loan losses, beginning period                        $   5,013            $   4,025
Charged-off loans:
    Real estate loans
        One-to-four family real estate                                    39                   45
        Multi-family and commercial real estate                            7                   --
                                                                   ---------            ---------
            Total real estate loan charge-offs                            46                   45

Commercial business loans charge-offs                                     --                   --
    Consumer loans
        Home equity lines of credit                                       --                   --
        Conventional second mortgages                                     31                   --
        Automobile loans                                                  12                   --
        Credit cards                                                      --                   --
        Other consumer loans                                              18                    5
                                                                   ---------            ---------
            Total consumer loan charge-offs                               61                    5
                                                                   ---------            ---------
    Total charged-off loans                                              107                   50

Recoveries on loans previously charged-off:
    Real estate loans
        One-to-four family real estate                                    --                    7
        Multi-family and commercial real estate                           --                   --
                                                                   ---------            ---------
            Total real estate loan recoveries                             --                    7

    Commercial business loan recoveries                                   --                   --

    Consumer loans
        Home equity lines of credit                                       --                   --
        Conventional second mortgages                                     --                   --
        Automobile loans                                                  --                   --
        Credit cards                                                       3                    9
        Other consumer loans                                               2                    2
                                                                   ---------            ---------
            Total consumer loan recoveries                                 5                   11
                                                                   ---------            ---------
    Total recoveries                                                       5                   18
                                                                   ---------            ---------

    Net loans charged-off                                                102                   32

    Provision for loan losses                                            300                  340
                                                                   ---------            ---------

    Allowance for loan losses, end of period                       $   5,211            $   4,333
                                                                   =========            =========


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

Financial Condition

                  For the three month period ended September 30, 2000, total assets of the Company increased $12.3 million, or 1.7%, from $727.0 million at June 30, 2000 to $739.3 million at September 30, 2000. This increase in total assets was primarily attributable to a $14.3 million, or 2.4%, increase in net loans receivable which increased from $600.4 million at June 30, 2000 to $614.7 million at September 30, 2000. This increase resulted from continued growth in the loan portfolio, particularly mortgage loans.

                  Deposits increased $2.8 million, from $494.9 million at June 30, 2000, to $497.6 million at September 30, 2000. This increase was primarily attributable to an $11.8 million increase in demand deposits largely due to escrow funds of approximately $8.5 million being deposited at month end. The remaining $3.3 million increase is attributed to growth in demand accounts from both our consumer and commercial customers. This increase in demand balances was partially offset by a decrease in savings account balances of $4.1 million and time deposits of $4.9 million due primarily to highly competitive rates offered by the Company's competition.

                  Borrowings, comprised primarily of Federal Home Loan Bank advances, increased $13.1 million, or 13.6%, from $96.2 million at June 30, 2000 to $109.3 million at September 30, 2000. This increase was primarily the result of additional Federal Home Loan Bank advances used to fund loan growth.

                  Total stockholders' equity increased $2.3 million, or 1.9%, from $121.3 million at June 30, 2000 to $123.6 million at September 30, 2000. This increase was primarily attributable to the earnings for the quarter ended September 30, 2000 of $1.4 million, the vesting of shares under the recognition and retention plan of $832,000 and an increase in the Company's available for sale portfolio market value valuation, net of tax of $419,000. These increases were partially offset by declared dividends of approximately $511,000. The book value per share at September 30, 2000 was $15.62.

                  Average Balance Sheets. The following tables set forth certain information relating to the Company for the three months ended September 30, 2000 and 1999. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.

                                                                Three Months Ended September 30,
                                        ---------------------------------------------------------------------------------
                                                         2000                                        1999
                                        ---------------------------------------     -------------------------------------
                                         Average       Interest                     Average       Interest
                                         Outstanding   Earned/         Yield/       Outstanding   Earned/        Yield/
                                         Balance       Paid            Rate         Balance       Paid           Rate

                                                                      (Dollars in thousands)

Interest-earning assets
   Loans receivable                      $612,072      $11,943         7.74%        $540,186      $10,212        7.50%
   Securities available for sale           34,766          535         6.11           39,212          600        6.07
   Investments securities                  54,326          818         5.97           57,668          865        5.95
   Federal funds sold                          --           --           --              171            2        4.64
   FHLB stock                               5,222           86         6.53            4,065           72        7.03
   Other interest-earning assets              128            1         3.10              195            2        4.07
                                         --------      -------                      --------      -------
   Total interest-earning assets          706,514       13,383         7.52          641,497       11,753        7.27
                                         --------      -------                      --------      -------
Non-earning assets                         23,206                                     23,821
                                         --------                                   --------
   Total assets                          $729,720                                   $665,318
                                         ========                                   ========

Interest-bearing liabilities
   Savings accounts                      $131,197          904         2.73         $136,667        1,003        2.91
   School savings accounts                 17,266          183         4.20           17,044          182        4.24
   Money market accounts                   21,697          185         3.38           26,714          234        3.48
   Demand deposits                         75,945          126         0.66           65,679          103        0.62
   Time deposits                          246,425        3,494         5.63          204,752        2,623        5.08
   Escrow accounts                          9,342           44         1.87            9,765           45        1.83
   Borrowings                             100,229        1,559         6.17           65,656          924        5.58
                                         --------      -------                      --------      -------
   Total interest-bearing
     liabilities                          602,101        6,495         4.28          526,277        5,114        3.86
                                         --------      -------                      --------      -------
Other liabilities                           4,973                                      6,274
Stockholders' equity                      122,646                                    132,767
                                         --------                                   --------
   Total liabilities and
     stockholders' equity                $729,720                                   $665,318
                                         ========                                   ========
Net interest income                                    $ 6,888                                    $ 6,639
                                                       =======                                    =======
Net interest rate spread                                               3.24%                                     3.41%
                                                                       ====                                      ====
Net earning assets                       $104,413                                   $115,220
                                         ========                                   ========
Net yield on average
   interest-earning assets                                             3.88%                                     4.11%
                                                                       ====                                      ====
Average interest-earning assets
  to average interest-bearing
  liabilities                                1.17 X                                     1.22 X


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

                                                     Three Months Ended September 30, 2000
                                                                 Compared to
                                                     Three Months Ended September 30, 1999
                                                     -------------------------------------
                                                        Increase (Decrease)
                                                              Due To            Total
                                                     ------------------------   Increase
                                                     Volume         Rate        (Decrease)
Interest and dividend income from:
Loans receivable                                     $1,394         $337        $1,731
Securities available for sale                           (88)          23           (65)
Investment securities                                   (69)          22           (47)
Federal funds sold                                       (1)          (1)           (2)
FHLB stock                                               43          (29)           14
Other interest-earning assets                            (1)          --            (1)
                                                     ------         ----        ------
Total interest and dividend income                    1,278          352         1,630
                                                     ------         ----        ------
Interest expense for:
Savings accounts                                        (39)         (60)          (99)
School savings accounts                                   7           (6)            1
Money market accounts                                   (43)          (6)          (49)
Demand accounts                                          17            6            23
Time deposit accounts                                   571          300           871
Escrow accounts                                          (6)           5            (1)
Other borrowings                                        529          106           635
                                                     ------         ----        ------
Total interest expense                                1,036          345         1,381
                                                     ------         ----        ------
Net interest income                                  $  242         $  7        $  249
                                                     ======         ====        ======

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

         For the three months ended September 30, 2000 the Company recognized net income of $1.4 million, as compared to net income of $1.6 million for the three months ended September 30, 1999. Net interest income increased $249,000 for the three months ended September 30, 2000 as compared to the same period last year. Noninterest income increased by $364,000 from $662,000 for the quarter ended September 30, 1999 to $1.0 million for the same period this year. Another increase in net income was seen by the reduction in income tax expense of $219,000 for the three months ended September 30, 2000 as compared to the same period last year. These increases in net income were more than offset by an increase in noninterest expense of $5.4 million recognized for the quarter ending September 30, 2000 compared to $4.3 million for the same period last year.

         Net Interest Income. Net interest income for the three months ended September 30, 2000 was $6.9 million, up $249,000 from the same period last year. The increase was primarily the result of an increase of $65.0 million in the balance of average earning assets from $641.5 million for the three months ended September 30, 1999 to $706.5 million for the same period this year. The balance of interest-bearing liabilities also increased during the same period, up $75.8 million. The net impact of these volume increases was an increase in net interest income of $242,000. The net increase in net interest income due to rate was $7,000 for the three months ended September 30, 2000 as compared to the same period last year. The yield on average earning assets increased from 7.27% to 7.52% while the rate paid on average interest-bearing liabilities increased from 3.86% to 4.28%. This resulted in a decrease in net interest rate spread of 17 basis points from 3.41% for the three months ended September 30, 1999 to 3.24% for the three months ended September 30, 2000. The Company's net interest margin for the three months ended September 30, 2000 was 3.88%, down 23 basis points from 4.11% for the same period last year. The net interest margin decrease was partially the result of the Company's share repurchases reducing the amount of capital as a no-cost funding source.

         Interest Income. Interest income for the three months ended September 30, 2000 was $13.4 million, up from $11.8 million for the comparable period in 1999. The largest component of interest income is interest on loans. Interest on loans increased from $10.2 million for the three months ended September 30, 1999 to $11.9 million for the three months ended September 30, 2000. This increase of $1.7 million was the result of an increase in the average balance of loans and an increase in the average yield earned. The average balance of loans increased $71.9 million to $612.1 million, which accounted for an increase in income due to volume of $1.4 million. The yield on loans increased 24 basis points from 7.50% to 7.74% due to an increase in market interest rate conditions, which accounted for an increase in interest income due to rate of $337,000.

         Interest Expense. Interest expense increased for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 by $1.4 million. The majority of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the quarter ended September 30, 2000 was $3.5 million, up $871,000 from $2.6 million for the quarter ended September 30, 1999. This increase is the result of an increase in the average balance of time deposits, from $204.8 million for the quarter ended September 30, 1999 to $246.4 million for the quarter ended September 30, 2000. This increase decreased net interest income due to volume by $571,000 for the period ending September 30, 2000 as compared to the same period last year. The rates paid on these deposits increased 55 basis points from 5.08% for the quarter ended September 30, 1999 to 5.63% for the quarter ended September 30, 2000. The net impact of this rate increase on time deposits reduced net interest income by $300,000 for the quarter ended September 30, 2000 as compared to the same quarter last year. The average balance of time deposits increased due to the Company's advertising campaign to raise time deposit money during the year.

         Interest on savings accounts decreased $99,000 for the quarter ended September 30, 2000 as compared to the same period last year. This decrease was due largely to a reduction in the rate paid on savings accounts as well as a decrease in the average balance in savings accounts. The Company implemented a 25 basis point decrease in the rates paid on savings accounts in September 1999 due to competitors interest rates paid on comparable savings products. The average balance decreased by $5.5 million from $136.7 million for the quarter ended September 30, 1999 to $131.2 million for the quarter ended September 30, 2000. Interest on money market accounts decreased $49,000, from $234,000 for the quarter ended September 30, 1999 to $185,000 for the quarter ended September 30, 2000. This decrease is largely attributed to a decrease in the average balance of money market accounts of $5.0 million as well as a decrease of 10 basis points in the rates paid on these money market accounts, from 3.48% to 3.38%.

         Interest on borrowings for the quarter ended September 30, 2000 was $1.6 million, up $635,000 from the same period last year. This increase is attributable to an increase of $34.6 million in the average balance of borrowings along with an increase of 59 basis points in the rate paid on borrowings. The Company borrowed additional funds during 2000 to support asset growth, particularly in the loan portfolio, as part of the process of leveraging the additional capital raised in the Offering.

         Provision for Loan Losses. The provision for loan losses decreased from $340,000 for the quarter ended September 30, 1999 to $300,000 for the quarter ended September 30,2000. The decrease is primarily due to a reduction in non-performing loans from $4.2 million as of September 30, 1999 to $4.1 million as of September 30, 2000. The Company has also seen an increase in the coverage ratio of non-performing loans from 103.14% at September 30, 1999 as compared to 126.70% as of September 30, 2000. These two factors were partially offset by an increase in the balance of average outstanding loans from $540.2 million for the quarter ended September 30, 1999 to $612.1 million for the quarter ended September 30, 2000.

         Noninterest Income. Noninterest income for the quarter ended September 30, 2000 was $1.0 million, up from $662,000 for the quarter ended September 30, 1999. Service charges on deposits increased $48,000 to $251,000 for the quarter ending September 30, 2000. This increase was due primarily to the addition of approximately 2,000 demand deposit accounts from September 30, 1999 to September 30, 2000. Loan servicing revenue declined $11,000 from $76,000 for the quarter ended September 30, 1999 to $65,000 for the quarter ended September 30, 2000. The decline relates to a reduction in the balance of loans serviced for others. Other noninterest income increased by $327,000 from the September 30, 1999 quarter to the September 30, 2000 quarter. The largest portion of this increase is due to an increase in revenues from CSB Services Agency, Inc., a wholly owned insurance subsidiary, increasing by $168,000 for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. This increase was primarily due to the purchasing of two insurance agencies in late December 1999. Revenue also increased in CSB Financial Services, Inc., a wholly owned brokerage subsidiary, increasing by $93,000 for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. This increase is attributable to the growth in branch referrals generating new business. The Company also recognized a $24,000 gain on the sale of an ORE property and an increase in ATM fees of $31,000 primarily due to the increase of foreign transactions handled at the Company's ATM machines.

         Noninterest Expense. Noninterest expense increased $1.1 million to $5.4 million for the quarter ended September 30, 2000, up from $4.3 million for the comparable period in 1999. Merger related expenses of $649,000 accounted for the majority of the additional expense. The Company, on April 25, 2000, entered into a definitive agreement to merge with Hudson River Bancorp, Inc., the parent company of Hudson River Bank & Trust. On August 17, 2000, the shareholders of Cohoes Bancorp, Inc. did not approve the merger by a slight margin. Compensation and benefits increased $312,000 of which $112,000 is due to CSB Services Agency, Inc. acquiring two new insurance agencies. CSB Financial Services, Inc. also increased compensation cost by $64,000 largely due to the increased commission expense resulting from increased sales volume. Director fees also increased $89,000 for the period ending September 30, 2000 as compared to the same period last year. This increase is entirely attributed to the additional board meetings called to review the strategic alternatives of the Company, as the fees paid per meeting have not been increased. The Company also recognized an increase in ESOP expense of $32,000 for the quarter ended September 30, 2000 as compared to September 30, 1999 due to an increase in the average price of the Company's stock. The increase in occupancy expense of $110,000 for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 is primarily attributable to the costs incurred to move our Rotterdam Office into the Price Chopper Supermarket location and the occupancy expense associated with CSB Services Agency, Inc. Other noninterest expense increased $78,000 as a result of an increase in ORE related expenses.

         Income Tax Expense. Income tax expense declined from $1.0 million for the quarter ended September 30, 1999 to $786,000 for the quarter ended September 30, 2000. The decrease is primarily the result of a reduction in income before income tax expense.

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

         During the three months ended September 30, 2000, the Company's primary demand for funds was to make loans. Net loans increased by $14.3 million. This activity was funded principally with a net increase in borrowings of $13.1 million.

Capital

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to remain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $100.4 million at September 30, 2000, 13.6% of total assets on that date. As of September 30, 2000, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at September 30, 2000 were as follows: Tier I (leverage) capital, 13.5%; Tier I risk-based capital, 20.3%; and Total risk-based capital, 21.4%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

         The Company's total equity at September 30, 2000 was $123.6 million, up $2.3 million from June 30, 2000. The increase was primarily attributable to the earnings for the quarter ending September 30, 2000 of $1.4 million, the vesting of shares under the recognition and retention plan of $832,000 and an increase in the Company's available for sale portfolio market value valuation of $419,000. These increases were partially offset by declared dividends of approximately $511,000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable


PART II -- OTHER INFORMATION

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of shareholders on August 17, 2000. At the meeting, a proposal for the adoption of an Agreement and Plan of Merger between the Company and Hudson River Bancorp, Inc. dated April 25, 2000 was presented for approval. The votes cast for and against the proposal and the number of abstentions with respect to the proposal was as follows:

                       Number of          Percentage of
                       Shares             Shares
                       ---------          -------------
For                    3,762,480           47.55%
Against                2,500,741           31.61%
Abstentions               69,798             .09%
Not voted              1,579,236           19.96%
                       ---------          -------
                       7,912,255          100.00%
                       =========          =======


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

                                        Cohoes Bancorp, Inc.
                                        (Registrant)

Date: November 9, 2000         By:      /s/ Harry L. Robinson
                                        ---------------------
                                        Harry L. Robinson
                                        President and Chief Executive Officer

Date: November 9, 2000         By:      /s/ Richard A. Ahl
                                        ------------------
                                        Richard A. Ahl
                                        Executive Vice President,
                                        Chief Financial
                                        Officer and Secretary