Form 10-Q
period 2000-12-31
COHOES BANCORP INC
filed 2001-02-14
CIK 1070321

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2000

                                      or

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

                  [ X ]  Yes                        [   ]  No

         As of February 2, 2000, there were 7,839,135 shares of the registrant's common stock outstanding.

                                  FORM 10-Q
                             Cohoes Bancorp, Inc.

                                    INDEX

                                                                        Page
PART 1 - FINANCIAL INFORMATION                                         Number
------------------------------                                         ------


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition at
         December 31, 2000 and June 30, 2000                                3

         Consolidated Statements of Income for the three and six
         months ended December 31, 2000 and 1999                          4-5

         Consolidated Statements of Changes in Stockholders'
         Equity for the six months ended December 31, 2000 and 1999       6-7

         Consolidated Statements of Cash Flows for the six
         months ended December 31, 2000 and 1999                            8

         Notes to Consolidated Interim Financial Statements              9-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            14-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        22


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 22

Item 2.  Changes in Securities and Use of Proceeds                         22

Item 3.  Defaults Upon Senior Securities                                   22

Item 4.  Submission of Matters to a Vote of Security Holders               22

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  23

Signature Page                                                             24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COHOES BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 (Unaudited)
                                                                                  December 31,     June 30,
                                                                                  2000             2000
                                                                                  ----             ----
                                                                                     (In thousands)
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                                      $   15,334       $   12,531
     Interest-bearing deposits with banks                                                 --              127
                                                                                  ----------       ----------
       Total cash and cash equivalents                                                15,334           12,658

Securities available for sale                                                         25,808           40,074
Investment securities, approximate fair value of $51,442 and $53,741,                 51,605           55,129
Net loans receivable                                                                 624,193          600,413
Accrued interest receivable                                                            4,533            4,355
Bank premises and equipment                                                            7,332            7,597
Other real estate owned                                                                1,149              561
Mortgage servicing rights                                                                563              652
Other assets                                                                           5,130            5,575
                                                                                  ----------       ----------
          Total assets                                                            $  735,647       $  727,014
                                                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
     Due to depositors                                                            $  488,541       $  494,875
     Mortgagors' escrow deposits                                                       7,995            9,729
     Borrowings                                                                      111,278           96,201
     Other liabilities                                                                 4,155            4,903
                                                                                  ----------       ----------
          Total liabilities                                                          611,969          605,708

Commitments and contingent  liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 share authorized; none issued                  --               --
Common stock, $.01 par value; 25,000,000 shares authorized; 9,535,225
  shares issued at December 31, 2000 and June 30, 2000                                    95               95
Additional paid-in capital                                                            93,313           92,968
Retained earnings-substantially restricted                                            60,694           58,652
Treasury stock, at cost (1,696,540 shares at December 31, 2000 and
  1,622,970 shares at June 30, 2000)                                                 (19,431)         (17,639)
Unallocated common stock held by ESOP                                                 (7,643)          (7,961)
Unearned RRP shares                                                                   (3,312)          (4,161)
Accumulated other comprehensive loss, net                                                (38)            (648)
                                                                                  ----------       ----------
          Total stockholders' equity                                                 123,678          121,306
                                                                                  ==========       ==========
          Total liabilities and stockholders' equity                              $  735,647       $  727,014
                                                                                  ==========       ==========

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          For the three months ended December 31,
                                                             2000               1999
                                                         (In thousands, except per share amounts)

INTEREST INCOME:
Loan receivable                                              $   12,257          $   10,717
Securities available for sale                                       405                 572
Investment securities                                               782                 849
FHLB stock                                                           96                  83
Federal funds sold                                                   --                  51
Bank deposits                                                         2                   1
                                                             ----------          ----------
   Total interest income                                         13,542              12,273

INTEREST EXPENSE:
Deposits                                                          4,900               4,203
Escrow deposits                                                      30                  27
Borrowings                                                        1,762               1,279
                                                             ----------          ----------
   Total interest expense                                         6,692               5,509
                                                             ----------          ----------
Net interest income                                               6,850               6,764
Provision for loan losses                                           300                 610
                                                             ----------          ----------
Net interest income after provision for loan losses               6,550               6,154

NONINTEREST INCOME:
Service charges on deposits                                         249                 230
Net gain on sale of securities                                       31                  --
Loan servicing revenue                                               62                  76
Recovery on other real estate owned                                  36                 140
Write off of equity investment                                       --                (950)
Commission income                                                   325                 120
Other                                                               318                 286
                                                             ----------          ----------
   Total noninterest income (loss)                                1,021                 (98)

NONINTEREST EXPENSE:
Compensation and benefits                                         3,004               2,542
Occupancy                                                           840                 822
Deposit insurance and assessments                                    30                  21
Advertising                                                          87                  95
Merger expenses                                                      --                  --
Other                                                               862                 919
                                                             ----------          ----------
   Total noninterest expense                                      4,823               4,399
                                                             ----------          ----------
Income before income tax expense                                  2,748               1,657
Income tax expense                                                1,006                 567
                                                             ----------          ----------
NET INCOME                                                   $    1,742          $    1,090
                                                             ==========          ==========
Earnings per share
   Basic                                                     $      .24          $      .13
                                                             ==========          ==========
   Diluted                                                   $      .23          $      .13
                                                             ==========          ==========

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          For the six months ended December 31,
                                                             2000                1999
                                                        (In thousands, except per share amounts)

INTEREST INCOME:
Loan receivable                                              $   24,200          $   20,929
Securities available for sale                                       940               1,172
Investment securities                                             1,600               1,714
FHLB stock                                                          182                 155
Federal funds sold                                                   --                  53
Bank deposits                                                         3                   3
                                                             ----------          ----------
   Total interest income                                         26,925              24,026

INTEREST EXPENSE:
Deposits                                                          9,792               8,348
Escrow deposits                                                      74                  72
Borrowings                                                        3,321               2,203
                                                             ----------          ----------
   Total interest expense                                        13,187              10,623
                                                             ----------          ----------
Net interest income                                              13,738              13,403
Provision for loan losses                                           600                 950
                                                             ----------          ----------
Net interest income after Provision for loan loss                13,138              12,453

NONINTEREST INCOME:
Service charges on deposits                                         500                 433
Net gain on sale of securities                                       31                  --
Loan servicing revenue                                              127                 152
Recovery on other real estate owned                                  60                 140
Write off of equity investment                                       --                (950)
Commission income                                                   676                 212
Other                                                               653                 577
                                                             ----------          ----------
   Total noninterest income                                       2,047                 564

NONINTEREST EXPENSE:
Compensation and benefits                                         5,917               5,143
Occupancy                                                         1,726               1,586
Deposit insurance & assessments                                      62                  38
Advertising                                                         188                 218
Merger expenses                                                     649                  --
Other                                                             1,726               1,725
                                                             ----------          ----------
   Total noninterest expense                                     10,268               8,710
                                                             ----------          ----------
Income before income tax expense                                  4,917               4,307
Income tax expense                                                1,792               1,572
                                                             ----------          ----------
NET INCOME                                                   $    3,125          $    2,735
                                                             ==========          ==========
Earnings per share
      Basic                                                  $      .43          $      .32
                                                             ==========          ==========
      Diluted                                                $      .42          $      .32
                                                             ==========          ==========

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                    Unallocated
                                                                       Accumulated  common
                                      Additional                       other com-   stock        Unearned            Com-
                              Common  paid in     Retained  Treasury   prehensive   held by      RRP                 prehensive
                              stock   capital     earnings  stock      loss, net    ESOP         shares    Total     income
Six Months Ended
December 31, 2000

Balance at June 30, 2000      $95     $92,968     $58,652   $(17,639)  $(648)       $(7,961)     $(4,161)  $121,306
Net income, July 1, 2000 -
  December 31, 2000            --          --       3,125         --      --             --           --      3,125  $3,125
ESOP shares released           --         109          --         --      --            318           --        427
Cash dividends paid            --          --      (1,083)        --      --             --           --     (1,083)
Repurchase of 130,000
  shares of Cohoes Bancorp,
  Inc. common stock            --          --          --     (2,438)     --             --           --     (2,438)
Exercised stock options
   57,870 shares               --          35          --        663      --             --           --        698
Vesting of 68,990 RRP shares   --          --          --         --      --             --          832        832
Forfeiture of 1,440 RRP
  shares                       --          --          --        (17)     --             --           17         --
Tax benefit related to
  vested RRP shares and
  options exercised            --         201          --         --      --             --           --        201
Change in unrealized loss
  on securities available
  for sale, net                --          --          --         --     610             --           --        610     610
                              ---     -------    --------   --------    ----        -------      -------   --------  ------
Balance, December 31, 2000    $95     $93,313    $ 60,694   $(19,431)   $(38)       $(7,643)     $(3,312)  $123,678  $3,735
                              ===     =======    ========   ========    ====        =======      =======   ========  ======

                     COHOES BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                                (In thousands)

                                                                                    Unallocated
                                                                       Accumulated  common
                                      Additional                       other com-   stock        Unearned            Com-
                              Common  paid in     Retained  Treasury   prehensive   held by      RRP                 prehensive
                              stock   capital     earnings  stock      loss, net    ESOP         shares    Total     income
Six  Months Ended
December 31, 1999

Balance at June 30, 1999      $95     $93,004     $55,173   $     --   $(244)       $(8,598)     $    --   $139,430
Net income, July 1, 1999 -
  December 31, 1999            --          --       2,735         --      --             --           --      2,735  $2,735
ESOP shares released           --          (3)         --         --      --            318           --        315
Cash dividends paid            --          --      (1,009)        --      --             --           --     (1,009)
Repurchase of 857,170
  shares of Cohoes Bancorp,
  Inc. common stock            --          --         --     (11,083)     --             --           --    (11,083)

Granting of restricted
  stock under RRP              --          --         --       4,505      --             --       (4,505)        --
Forfeiture of 1,800 RRP
  shares                       --          --         --         (23)     --             --           23         --
Change in unrealized loss
  on securities available
  for sale, net                --          --         --          --    (378)            --           --       (378)   (378)
                              ---     -------     ------    --------   -----        -------      -------   --------  ------
Balance, December 31, 1999    $95     $93,001     $56,899   $ (6,601)  $(622)       $(8,280)     $(4,482)  $130,010  $2,357
                              ===     =======     =======   ========   =====        =======      =======   ========  ======

     See accompanying notes to consolidated interim financial statements.

                     COHOES BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                        For the six months ended December 31,
                                                                               2000                1999
                                                                                   (In thousands)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
  CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                             $  3,125            $  2,735
                                                                               --------            --------
    Adjustments to reconcile net income to net cash provided
      by operating activities-
        Depreciation                                                                736                 682
        Amortization of purchased and originated mortgage servicing rights           89                  95
        Provision for loan losses                                                   600                 950
        Provision for deferred tax expense (benefit)                                613                 (45)
        Net gain on sale of securities                                              (31)                 --
        Net (discount) premium amortization of securities                           (12)                 19
        Net gain on sale of mortgage loans                                          (15)                (12)
        Proceeds from sale of loans held for sale                                   906               2,363
        Loans originated for sale                                                  (891)             (2,012)
        ESOP compensation                                                           427                 315
        Vesting of restricted stock awards                                          832                  --
        Increase in interest receivable                                            (178)               (196)
        Decrease in other assets, net of deferred tax (benefit) expense              33               1,993
        Decrease (increase) in other liabilities                                   (748)                853
        Net (gain) loss on sale of other real estate owned                           (2)                 34
                                                                               --------            --------
               Total adjustments                                                  2,359               5,190
                                                                               --------            --------
               Net cash provided by operating activities                          5,484               7,925
                                                                               --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from securities called/matured                                       2,000                 500
    Purchase of securities                                                       (2,926)             (3,338)
    Proceeds from the sale of securities                                         15,787                 634
    Proceeds from principal reduction in securities                               3,582               5,761
    Net loans made to customers                                                 (25,225)            (51,210)
    Proceeds from sale of other real estate owned                                   259                 455
    Capital expenditures                                                           (471)               (805)
                                                                               --------            --------
               Net cash used in investing activities                             (6,994)            (48,003)
                                                                               --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in mortgagors' escrow deposits                                  (1,734)             (2,656)
    Net increase in borrowings                                                   15,077              39,555
    Net (decrease) increase in deposits                                          (6,334)             30,082
    Purchase of treasury shares                                                  (2,438)            (11,083)
    Stock options exercised                                                         698                  --
    Cash dividends paid                                                          (1,083)             (1,009)
                                                                               --------            --------
               Net cash provided by financing activities                          4,186              54,889
                                                                               --------            --------
               Net increase in cash and cash equivalents                          2,676              14,811

CASH AND CASH EQUIVALENTS, beginning of period                                   12,658              11,114
                                                                               --------            --------
CASH AND CASH EQUIVALENTS, end of period                                       $ 15,334            $ 25,925
                                                                               ========            ========

ADDITIONAL DISCLOSURE RELATIVE TO CASH FLOWS:
    Interest paid                                                              $ 13,017            $ 10,205
    Taxes paid                                                                    1,330               2,025
                                                                               ========            ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
    Transfer of loans to other real estate owned                               $    845            $    817
                                                                               ========            ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Tax benefit related to vested RRP and stock options                        $    201            $     --
    Granting of restricted stock under RRP                                     $     --            $  4,505
                                                                               ========            ========

     See accompanying notes to consolidated interim financial statements.

                             COHOES BANCORP, INC.
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.       Basis of Presentation

         Cohoes Bancorp, Inc. (the "Company") was incorporated under Delaware law in September 1998 as a savings and loan holding company to purchase 100% of the common stock of Cohoes Savings Bank (the "Bank"). On December 31, 1998, Cohoes Bancorp, Inc. completed its initial public offering of 9,257,500 shares of common stock in connection with the conversion of the Bank from a mutual form institution to a stock savings bank (the "Conversion"). Concurrently with the Conversion, Cohoes Bancorp, Inc. acquired all of the Bank's common stock.

         The consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year ending June 30, 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

         These consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.


2.       Earnings Per Share

                  On December 31, 1998, Cohoes Bancorp, Inc. completed its initial stock offering of 9,257,500 shares of common stock. Concurrent with the offering, approximately 8% of the shares issued (762,818) were purchased by the Cohoes Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. As of December 31, 2000, 124,714 shares have been released from the ESOP trust for allocation to ESOP participants. Consequently, the remaining 638,104 shares have not yet been released and under AICPA Statement of Position 93-6, these shares are not considered outstanding for purposes of calculating per share amounts. The following is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (EPS) calculations for the three and six months ended December 31, 2000 and 1999.


For the three  months ended December 31:

                                                         2000                                          1999
                                       ---------------------------------------           ---------------------------------------
                                                      Weighted                                         Weighted
                                                      Average                                          Average

                                       Net income     Shares         Per share           Net income     Shares         Per share
                                       (numerator)    (denominator)  Amount              (numerator)    (denominator)  Amount

                                         (In thousands, except for and per                  (In thousands, except for and per
                                                 share amounts)                                      share amounts)

Basic EPS                              $1,742         7,261,306      $0.24               $1,090         8,319,729      $0.13
                                                                     =====                                             =====
Dilutive effect of potential
  common shares related to stock
  based compensation plans                 --           212,086                              --                --
                                       ------         ---------                          ------         ---------
                                       $1,742         7,473,392      $0.23               $1,090         8,319,729       $0.13
                                       ======         =========      =====               ======     ===============  ==========


For the six months ended December 31:

                                                         2000                                          1999
                                       ---------------------------------------           ---------------------------------------
                                                      Weighted                                         Weighted
                                                      Average                                          Average

                                       Net income     Shares         Per share           Net income     Shares         Per share
                                       (numerator)    (denominator)  Amount              (numerator)    (denominator)  Amount

                                         (In thousands, except for and per                  (In thousands, except for and per
                                                 share amounts)                                      share amounts)

Basic EPS                              $3,125         7,239,685      $0.43               $2,735         8,440,924      $0.32
                                                                     =====                                             =====
Dilutive effect of potential
  common shares related to stock
  based compensation plans                 --           201,347                              --                --
                                       ------         ---------                          ------         ---------
                                       $3,125         7,441,032      $0.42               $2,735         8,440,924      $0.32
                                       ======         =========      =====               ======         =========      =====

3.       Loan Portfolio Composition

         The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                          December 31, 2000             June 30, 2000
                                                      ----------------------        -------------------------
                                                      Amount         % of Total     Amount         % of Total
                                                                   (Dollars in thousands)

Real estate loans:
    One-to-four family real estate                    $372,278        59.16%        $353,349        58.40%
    Multi-family and commercial real estate            172,213        27.37          172,596        28.53
                                                      --------       ------         --------       ------
        Total real estate loans                        544,491        86.53          525,945        86.93

Consumer loans:
    Home equity lines of credit                         18,885         3.00           19,692         3.25
    Conventional second mortgages                       11,527         1.83           11,853         1.96
    Automobile loans                                     7,668         1.22            8,610         1.42
    Other consumer loans                                 1,559         0.25            1,626         0.27
                                                      --------       ------         --------       ------
        Total consumer loans                            39,639         6.30           41,781         6.90

Commercial business loans                               45,151         7.17           37,316         6.17

Total loans                                            629,281       100.00%         605,042       100.00%
                                                                     ======                        ======

Less:
    Net deferred loan origination fees and costs           466                           384
    Allowance for loan losses                           (5,554)                       (5,013)
                                                      --------                      --------
          Net loans receivable                        $624,193                      $600,413
                                                      ========                      ========

4.       Non-Performing Assets

         The following table sets forth information regarding non-accrual loans, other past due loans, troubled debt restructurings and other real estate owned at the dates indicated.

                                                                               December 31,        June 30,
                                                                               2000                2000

                                                                                    (Dollars in thousands)

Non-accrual loans:
    One-to-four family real estate                                             $ 1,684             $ 2,250
    Multi-family and commercial real estate                                      1,292                 861
    Conventional second mortgages                                                    2                  33
    Consumer loans                                                                 163                 184
    Commercial business loans                                                      257                  --
                                                                               -------             -------
        Total non-accrual loans                                                  3,398               3,328

Loans contractually past due 90 days or more and still accruing interest:
    Consumer loans                                                                  --                  --
                                                                               -------             -------
        Total loans 90 days or more and still accruing interest                     --                  --

Troubled debt restructurings                                                       653                 715
                                                                               -------             -------
        Total non-performing loans                                               4,051               4,043

Other real estate owned (ORE)                                                    1,149                 561
                                                                               -------             -------
        Total non-performing assets                                            $ 5,200             $ 4,604
                                                                               =======             =======
Allowance for loan losses                                                      $ 5,554             $ 5,013
                                                                               =======             =======
Ratio of allowance to total non-performing loans                                137.10%             123.99%
                                                                               =======             =======
Total non-performing loans as a percentage of total loans                          .64%                .67%
                                                                               =======             =======
Total non-performing loans as a percentage of total assets                         .55%                .56%
                                                                               =======             =======

5.       Allowance for Loan Losses

         The following table sets forth the activity in the allowance for loan losses at the dates and for the periods indicated.

                                                            At or for the six months
                                                               ended December 31,

                                                           2000                1999
                                                                 (In thousands)

Allowance for loan losses, beginning period                $5,013              $4,025
Charged-off loans:
    Real estate loans
        One-to-four family real estate                         39                 142
        Multi-family and commercial real estate                 7                  36
                                                           ------              ------
               Total real estate loan charge-offs              46                 178

    Commercial business loans charge-offs                      --                 367

    Consumer loans
        Home equity lines of credit                            --                  --
        Conventional second mortgages                          51                  --
        Automobile loans                                       12                   1
        Credit cards                                           --                   2
        Other consumer loans                                   25                   6
                                                           ------              ------
               Total consumer loan charge-offs                 88                   9
                                                           ------              ------

     Total charged-off loans                                  134                 554

Recoveries on loans previously charged-off:
    Real estate loans
        One-to-four family real estate                         --                  27
        Multi-family and commercial real estate                57                  --
                                                           ------              ------
               Total real estate loan recoveries               57                  27

    Commercial business loan recoveries                        --                  --

    Consumer loans
        Home equity lines of credit                            --                  --
        Conventional second mortgages                          --                  --
        Automobile loans                                        7                   1
        Credit cards                                            7                  20
        Other consumer loans                                    4                   4
                                                           ------              ------
               Total consumer loan recoveries                  18                  25
                                                           ------              ------

    Total recoveries                                           75                  52
                                                           ------              ------

    Net loans charged-off                                      59                 502

    Provision for loan losses                                 600                 950
                                                           ------              ------

    Allowance for loan losses, end of period               $5,554              $4,473
                                                           ======              ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

                  Cohoes Bancorp, Inc. (the "Company"), headquartered in Cohoes, New York is a savings and loan holding company incorporated in September 1998 under the laws of the State of Delaware. The Company was organized at the direction of Cohoes Savings Bank (the "Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form (the "Conversion"). On December 31, 1998, the Bank completed its Conversion, and the Company sold 9,257,500 shares of its common stock at a price of $10.00 per share in a subscription offering (the "Offering") to certain depositors of the Bank. In connection with the Conversion and Offering, the Company established the Cohoes Savings Foundation, Inc. (the "Foundation") and made a charitable contribution of 277,725 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $2.8 million ($1.7 million net of tax). The net proceeds from the Offering amounted to $90.4 million, and the Company contributed approximately 50% of the net proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The Company had no significant assets or operations prior to December 31, 1998. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan of the Company and the investments of the net proceeds from the Offering retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.


Financial Condition

                  For the six month period ended December 31, 2000, total assets of the Company increased $8.6 million, or 1.2%, from $727.0 million at June 30, 2000 to $735.6 million at December 31, 2000. This increase in total assets was primarily attributable to a $23.8 million, or 4.0%, increase in net loans receivable which increased from $600.4 million at June 30, 2000 to $624.2 million at December 31, 2000. This increase resulted from continued growth in the loan portfolio, particularly single-family residential mortgage loans.

                  Deposits decreased $6.3 million, from $494.9 million at June 30, 2000, to $488.5 million at December 31, 2000. This decrease was primarily attributable to a $7.0 million decrease in time deposits due primarily to highly competitive rates offered by the Company's competition.

                  Borrowings, comprised primarily of Federal Home Loan Bank ("FHLB") advances, increased $15.1 million, or 15.7%, from $96.2 million at June 30, 2000 to $111.3 million at December 31, 2000. This increase was primarily the result of additional FHLB advances used to fund loan growth and the outflow of time deposits noted above.

                  Total stockholders' equity increased $2.4 million, or 2.0%, from $121.3 million at June 30, 2000 to $123.7 million at December 31, 2000. This increase was primarily attributable to the earnings for the six months ended December 31, 2000 of $3.1 million, the vesting of shares pursuant to awards made under the Company's recognition and retention plan of $832,000, the exercising of stock options of $698,000 and an increase in the Company's available for sale portfolio market valuation, net of tax of $610,000. These increases were partially offset by declared dividends totaling $1.1 million and the purchase of the Company's common stock of $2.4 million pursuant to the Company's open market repurchase program. The book value per share at December 31, 2000 was $15.78.

                  Average Balance Sheets. The following tables set forth certain information relating to the Company for the three and six months ended December 31, 2000 and 1999. The yields and costs were derived by dividing interest income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields include deferred fees and discounts which are considered yield adjustments.

                                                                Three Months Ended December 31,
                                          -------------------------------------------------------------------------------
                                                         2000                                        1999
                                          ---------------------------------------    ------------------------------------
                                          Average       Interest                     Average       Interest
                                          Outstanding   Earned/         Yield/       Outstanding   Earned/        Yield/
                                          Balance       Paid            Rate         Balance       Paid           Rate

                                                                      (Dollars in thousands)

Interest-earning assets
    Loans receivable                      $624,838      $12,257         7.78%        $560,824      $10,717        7.58%
    Securities available for sale           25,473          405         6.31           37,480          572        6.05
    Investments securities                  51,620          782         6.01           57,460          849        5.86
    Federal funds sold                          --           --           --            3,545           51        5.71
    FHLB stock                               5,909           96         6.45            4,868           83        6.76
    Other interest-earning assets              137            2         5.79               99            1        4.01
                                          --------      -------                      --------      -------
        Total interest-earning assets      707,977       13,542         7.59          664,276       12,273        7.33
                                                        -------                                    -------
Non-earning assets                          23,729                                     25,455
                                          --------                                   --------
        Total assets                      $731,706                                   $689,731
                                          ========                                   ========

Interest-bearing liabilities
    Savings accounts                      $128,626          888         2.74         $134,039          928        2.75
    School savings accounts                 16,603          180         4.30           16,467          177        4.26
    Money market accounts                   21,954          188         3.40           25,342          208        3.26
    Demand deposits                         77,629          131         0.67           67,379          104        0.61
    Time deposits                          241,640        3,513         5.77          215,506        2,786        5.13
    Escrow accounts                          6,206           30         1.92            6,957           27        1.54
    Borrowings                             110,602        1,762         6.32           88,918        1,279        5.71
                                          --------      -------                      --------      -------
        Total interest-bearing
          liabilities                      603,260        6,692         4.40          554,608        5,509        3.86
                                                        -------                                    -------
Other liabilities                            5,179                                      5,314
Stockholders' equity                       123,267                                    129,809
                                          --------                                   --------
        Total liabilities and
          stockholders' equity            $731,706                                   $689,731
                                          ========                                   ========
Net interest income                                      $6,850                                     $6,764
                                                         ======                                     ======
Net interest rate spread                                                3.19%                                     3.39%
                                                                        ====                                      ====
Net earning assets                        $104,717                                   $109,668
                                          ========                                   ========
Net yield on average
  interest-earning assets                                               3.84%                                     4.04%
                                                                        ====                                      ====
Average interest-earning assets to
  average interest-bearing                    1.17 X                                     1.20 X
  liabilities

                                                                  Six Months Ended December 31,
                                          -------------------------------------------------------------------------------
                                                         2000                                        1999
                                          ---------------------------------------    ------------------------------------
                                          Average       Interest                     Average       Interest
                                          Outstanding   Earned/         Yield/       Outstanding   Earned/       Yield/
                                          Balance       Paid            Rate         Balance       Paid           Rate

                                                                      (Dollars in thousands)

Interest-earning assets
   Loans receivable                       $618,455      $24,200         7.76%        $550,289      $20,929        7.54%
      Securities available for sale         30,120          940         6.19           38,346        1,172        6.06
      Investments securities                52,973        1,600         5.99           57,564        1,714        5.91
      Federal funds sold                        --           --           --            1,858           53        5.66
      FHLB stock                             5,566          182         6.49            4,466          155        6.88
      Other interest-earning assets            132            3         4.51              243            3        2.45
                                          --------      -------                      --------      -------
      Total interest-earning assets        707,246       26,925         7.55          652,766       24,026        7.30
                                                        -------                                    -------
   Non-earning assets                       23,705                                     24,608
                                          --------                                   --------
      Total assets                        $730,951                                   $677,374
                                          ========                                   ========

Interest-bearing liabilities
    Savings accounts                      $129,911        1,792         2.74         $135,353        1,931        2.83
    School savings accounts                 16,934          363         4.25           16,756          359        4.25
    Money market accounts                   21,826          372         3.38           25,035          442        3.50
    Demand deposits                         76,787          257         0.66           67,521          207        0.61
    Time deposits                          244,033        7,008         5.70          210,129        5,409        5.11
    Escrow accounts                          7,774           74         1.89            8,361           72        1.71
    Borrowings                             105,416        3,321         6.25           77,287        2,203        5.65
                                          --------      -------                      --------      -------
        Total interest-bearing
          liabilities                      602,681       13,187         4.34          540,442       10,623        3.90
                                                        -------                      --------
Other liabilities                            5,729                                      5,644
Stockholders' equity                       122,541                                    131,288
                                          --------                                   --------
        Total liabilities and
          stockholders' equity            $730,951                                   $677,374
                                          ========                                   ========
Net interest income                                     $13,738                                    $13,403
                                                        =======                                    =======
Net interest rate spread                                                3.21%                                     3.40%
                                                                        ====                                      ====
Net earning assets                        $104,565                                   $112,324
                                          ========                                   ========
Net yield on average
  interest-earning assets                                               3.85%                                     4.07%
                                                                        ====                                      ====
Average interest-earning assets to
  average interest-bearing
  liabilities                               1.17 X                                     1.21 X

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

                                                   Three Months Ended                    Six Months Ended
                                                   December 31, 2000                     December 31, 2000
                                                      Compared to                          Compared to
                                                   Three Months Ended                    Six Months Ended
                                                    December 31,1999                     December 31,1999
                                            ----------------------------------  ----------------------------------
                                            Increase (Decrease)                 Increase (Decrease)
                                                  Due To            Total            Due to             Total
                                            --------------------    Increase    --------------------    Increase
                                            Volume      Rate        (Decrease)  Volume      Rate        (Decrease)

                                                                (Dollars in thousands)

Interest and dividend income from:
    Loans receivable                        $1,250      $ 290       $1,540      $2,653      $ 618        $3,271
    Securities available for sale             (316)       149         (167)       (301)        69          (232)
    Investment securities                     (190)       123          (67)       (179)        65          (114)
    Federal funds sold                         (51)        --          (51)        (53)        --           (53)
    FHLB stock                                  36        (23)          13          51        (24)           27
    Other interest-earning assets               --          1            1          (4)         4            --
                                            ------      -----       ------      ------      -----        ------
Total interest and dividend income             729       (540)       1,269       2,167        732         2,899
                                            ------      -----       ------      ------      -----        ------

Interest expense for:
    Savings accounts                           (37)        (3)         (40)        (76)       (63)         (139)
    School savings accounts                      1          2            3           4         --             4
    Money market accounts                      (69)        49          (20)        (55)       (15)          (70)
    Demand accounts                             17         10           27          30         20            50
    Time deposit accounts                      359        368          727         932        667         1,599
    Escrow accounts                            (15)        18            3         (11)        13             2
    Other borrowings                           335        148          483         867        251         1,118
                                            ------      -----       ------      ------      -----        ------
Total interest expense                         591        592        1,183       1,691        873         2,564
                                            ------      -----       ------      ------      -----        ------
Net interest income                         $  138      $ (52)      $   86      $  476      $(141)       $  335
                                            ======      =====       ======      ======      =====        ======

Comparison of Operating Results for the Three Months Ended
December 31, 2000 and 1999

         For the three months ended December 31, 2000 the Company recognized net income of $1.7 million, as compared to net income of $1.1 million for the three months ended December 31, 1999. Net interest income increased $86,000 for the three months ended December 31, 2000 as compared to the same period last year. Noninterest income increased by $1.1 million from a loss of $98,000 for the quarter ended December 31, 1999 to $1.0 million for the same period this year. These increases in net interest income and noninterest income were partially offset by increases in noninterest expense and income tax expense. Noninterest expense increased $424,000 to $4.8 million for the quarter ending December 31, 2000. Income tax expense was $1.0 million for the three months ended December 31, 2000, up $439,000 for the comparable period in 1999.

         Net Interest Income. Net interest income for the three months ended December 31, 2000 was $6.9 million, up $86,000 from the same period last year. The increase was primarily the result of a $65.0 million increase in the balance of average earning assets from $664.3 million for the three months ended December 31, 1999 to $708.0 million for the same period this year. The average balance of interest-bearing liabilities also increased between the two periods, increasing $48.7 million to $603.3 million for the three months ended December 31, 2000. The yield on average earning assets increased from 7.33% to 7.59% while the rate paid on average interest-bearing liabilities also increased from 3.86% to 4.40%. This resulted in a decrease in net interest rate spread of 20 basis points from 3.39% for the three months ended December 31, 1999 to 3.19% for the three months ended December 31, 2000. The Company's net interest margin for the three months ended December 31, 2000 was 3.84%, down 20 basis points from 4.04% for the same period last year. The decline in the net interest margin reflected in part the effects of the implementation of the Company's stock repurchase program which reduced the amount of capital as a no-cost funding source.

         Interest Income. Interest income for the three months ended December 31, 2000 was $13.5 million, up from $12.3 million for the comparable period in 1999. The largest component of interest income is interest on loans. Interest on loans increased from $10.7 million for the three months ended December 31, 1999 to $12.3 million for the three months ended December 31, 2000. This increase of $1.5 million was the result of an increase in the average balance of loans and an increase in the average yield earned. The average balance of loans increased $64.0 million to $624.8 million, which accounted for an increase in income due to volume of $1.3 million. The yield on loans increased 20 basis points from 7.58% to 7.78% due to an increase in general market rates of interest, which accounted for an increase in interest income due to rate of $290,000. The increase for loans was partially offset by a decrease in interest income from securities available for sale of $167,000 and investment securities of $67,000. These decreases were primarily due to maturing securities of $2.0 million, principal payments of $3.6 million and the sale of securities of $15.7 million during the quarter ending December 31, 2000.

         Interest Expense. Interest expense increased for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 by $1.2 million. The majority of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the quarter ended December 31, 2000 was $3.5 million, up $727,000 from $2.8 million for the quarter ended December 31, 1999. This increase was the result of an increase in the average balance of time deposits, from $215.5 million for the quarter ended December 31, 1999 to $241.6 million for the quarter ended December 31, 2000. The rates paid on these deposits increased 64 basis points from 5.13% for the quarter ended December 31, 1999 to 5.77% for the comparable quarter in 2000. The net impact of this rate increase on time deposits increased interest expense by $368,000 for the quarter ended December 31, 2000 as compared to the same quarter last year. The average balance of time deposits increased due to the Company's advertising campaign to raise time deposit money during the year and the rate paid increased due to market interest rate conditions.

         Interest on savings accounts decreased $40,000 for the quarter ended December 31, 2000 as compared to the same period last year. This decrease was due largely to a decrease in the average balance in savings accounts from $134.0 million for the quarter ended December 31, 1999 to $128.6 million for the quarter ended December 31, 2000. Although the Company experienced an increase of 749 in the number of savings accounts, savings account customers transferred larger balances to time deposits to take advantage of the higher interest rate environment.

         Interest on borrowings for the quarter ended December 31, 2000 was $1.8 million, up $483,000 from the same period last year. This increase is attributable to an increase of $21.7 million in the average balance of borrowings along with an increase of 61 basis points in the rate paid on borrowings. The Company borrowed additional funds during 2000 to support asset growth, particularly in the loan portfolio, as part of the process of leveraging the additional capital raised in the Offering.

         Provision for Loan Losses. The provision for loan losses decreased from $610,000 for the quarter ended December 31, 1999 to $300,000 for the comparable quarter in 2000. The decrease is primarily due to a reduction in the level of net charge-offs from $470,000 for the quarter ending December 31,1999 to net recoveries of $43,000 for the quarter ending December 31, 2000. The Company has also seen an increase in the coverage ratio of non-performing loans from 102.6% at December 31, 1999 as compared to 137.1% as of December 31, 2000. These two factors were partially offset by an increase in the balance of average outstanding loans from $560.8 million for the quarter ended December 31, 1999 to $624.8 million for the quarter ended December 31, 2000.

         Noninterest Income. Noninterest income for the quarter ended December 31, 2000 was $1.0 million, as compared to a loss of $98,000 for the quarter ended December 31, 1999. This increase is almost entirely due to the charge off of the Bank's investment in the Commons, LLC. The Commons, LLC was an equity investment in an economic development area of Albany that due to its uncertain financial condition was charged off in December 1999. Another portion of this increase is due to the growth in commission revenue from CSB Service Agency, Inc., a wholly owned insurance subsidiary, and CSB Financial Services, Inc., a wholly owned brokerage subsidiary. CSB Services Agency, Inc. revenues increased $181,000 for the quarter ended December 31, 2000 as compared to the same period last year. This increase was primarily due to the purchasing of two insurance agencies in late December 1999. CSB Financial Services, Inc. increased commission revenue from $90,000 for the quarter ending December 31, 1999 to $114,000 for the same period this year. This increase is attributable to the growth in branch referrals generating new business for this subsidiary.

         Noninterest Expense. Noninterest expense increased $424,000 to $4.8 million for the quarter ended December 31, 2000, up from $4.4 million for the comparable period in 1999. Compensation and benefits increased $462,000 of which $130,000 is due to CSB Services Agency, Inc.'s acquisition of two new insurance agencies. CSB Financial Services, Inc. also increased compensation cost by $20,000 largely due to the increased commission expense resulting from increased sales volume. Director fees also increased $63,000 for the period ending December 31, 2000 as compared to the same period last year. This increase is entirely attributed to the additional board meetings called to review the strategic alternatives of the Company, as the fees paid per meeting have not been increased. The Company also recognized an increase in ESOP expense of $79,000 for the quarter ended December 31, 2000 as compared to December 31, 1999 due to an increase in the average price of the Company's stock. Benefit restoration plan expense increased $65,000 for the quarter ending December 31, 2000 as compared to the same period in 1999 due to the increase in stock price combined with additional allocations required by the plan. Other noninterest expense decreased $43,000 as a result of a decrease in ORE related expenses.

         Income Tax Expense. Income tax expense increased from $567,000 for the quarter ended December 31, 1999 to $1.0 million for the quarter ended December 31, 2000. The increase is primarily the result of an increase in income before income tax expense.


Comparison of Operating Results for the Six Months Ended
December 31, 2000 and 1999

         For the six months ended December 31, 2000 the Company realized net income of $3.1 million, as compared to $2.7 million for the six months ended December 31, 1999. Noninterest income increased $1.5 million and net interest income increased $335,000 for the six months ended December 31, 2000 as compared to the same period last year. These increases in net income were partially offset by an increase in noninterest expense of $1.6 million and an increase in income tax expense of $220,000 for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999.

         Net Interest Income. Net interest income for the six months ended December 31, 2000 was $13.7 million, up $335,000 from the same period last year. The increase was primarily the result of the increase of $54.5 million in the balance of average earning assets from $652.8 million for the six months ended December 31, 1999 to $707.2 million for the comparable period in 2000. Interest-bearing liabilities also increased during the same period, up $62.2 million. The Company's net interest margin for the six months ended December 31, 2000 was 3.85%, down 22 basis points from 4.07% for the same period last year. The yield on average earning assets increased from 7.30% to 7.55%, along with the rate paid on average interest-bearing liabilities increasing from 3.90% to 4.34%. This resulted in a decrease in the spread of 19 basis points from 3.40% for the six months period ending December 31, 1999 compared to 3.21% for the same period in 2000.

         Interest Income. Interest income for the six months ended December 31, 2000 was $26.9 million, up from $24.0 million for the comparable period in 1999. The largest component of interest income is interest on loans. Interest on loans increased from $20.9 million for the six months ended December 31, 1999 to $24.2 million for the six months ended December 31, 2000. This increase of $3.3 million was the result of both an increase in the average balance of loans and an increase in the average yield earned. The average balance of loans increased $68.2 million to $618.5 million while the yield on loans increased 22 basis points from 7.54% to 7.76%. The increase in interest on loans was partially offset by a decrease in interest on securities available for sale and investment securities. Interest income in these categories of earning assets decreased $346,000. The average balance of securities available for sale and investment securities decreased $8.2 million and $4.6 million, respectfully, during the six months ended December 31, 2000. These decreases resulted in a $480,000 decrease in interest income due to volume.

         Interest Expense. Interest expense increased during the six month period ended December 31, 2000 to $13.2 million, up from $10.6 million for the comparable period in 1999. The majority of the Company's interest expense is from interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the six months ended December 31, 2000 was $7.0 million, up $1.6 million from $5.4 million for the six months ended December 31, 1999. This increase was the result of an increase of 59 basis points in the rates paid on these deposits from 5.11% for the six months ended December 31, 1999 to 5.70% for the same period in 2000 along with an increase in average balance from $210.1 million to $244.0 million for the six months ended December 31, 2000. These increases were partially offset by the reduction of $139,000 on interest expense incurred on savings accounts. This decrease was due to a reduction in the rate paid on savings accounts as well as a $5.4 million decrease in the average balance in savings accounts. Interest on borrowings for the six months ended December 31, 2000 was $3.3 million. This is an increase of $1.1 million over the same period last year due to a $28.1 million increase in the average balance of borrowings and a 60 basis point increase in rate for the six month period ending December 31, 2000 as compared to the same period last year.

         Provision for Loan Losses. The provision for loan losses decreased from $950,000 for the six months ended December 31, 1999 to $600,000 for the six months ended December 31, 2000. The decrease is primarily due to a reduction in the level of net charge-offs from $502,000 for the six months ended December 31, 1999 to $59,000 for the same period this year. This factor was partially offset by an increase in the balance of average outstanding loans from $550.3 million for the six months ended December 31, 1999 to $618.5 for the six months ended December 31, 2000.

         Noninterest Income. Noninterest income for the six month period ended December 31, 2000 was $2.0 million, up from $564,000 for the six month period ended December 31, 1999. This increase is almost entirely due to the $950,000 charge off of the Bank's investment in The Commons, LLC taken in December 1999. Commission revenues for CSB Services Agency, Inc., increased by $349,000 for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 primarily due to the purchase of two insurance agencies in late December 1999. Commission revenue also increased in CSB Financial Services, Inc., a wholly owned brokerage subsidiary, by $115,000 for the six months ended December 31, 2000 as compared to the same period last year. Other noninterest income increased slightly by $76,000 from $577,000 for the six months ended December 31, 1999 to $653,000 for the same period this year. This increase is largely due to an increase in ATM surcharges and fees increasing by $67,000.

         Noninterest Expense. Noninterest expense increased $1.6 million to $10.3 million for the six months ended December 31, 2000, up from $8.7 million for the comparable period in 1999. Merger related expenses of $649,000 accounted for a portion of this increase. The Company, on April 25, 2000, entered into a definitive agreement to merge with Hudson River Bancorp, Inc., the parent company of Hudson River Bank & Trust Company. On August 17, 2000, the shareholders of Cohoes Bancorp, Inc., did not approve the merger by a slight margin. Compensation and benefits were up $774,000, of which $243,000 is due to CSB Services Agency, Inc. acquiring two new insurance agencies in December 1999. Director fees also increased by $152,000 for the six months ending December 31, 2000 as compared to the same period last year. This increase is entirely attributable to the additional board meetings called to review the strategic alternatives of the Company, as the fees paid per meeting have not been increased. The Company also recognized an increase in ESOP expense of $111,000 and benefit restoration plan expense of $141,000 primarily due to an increase in the average price of the Company's stock. The increase in occupancy expense of $140,000 for the six months ending December 31, 2000 compared to the six months ending December 31, 1999 is largely attributable to the cost incurred to relocate our Rotterdam Office into the new Price Chopper supermarket location.

         Income Tax Expense. Income tax expense increased slightly from $1.6 million for the six months ended December 31, 1999 to $1.8 million for the comparable period in 2000. The increase is primarily the result of increased income before income tax expense.



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

         The Company's cash inflows result primarily from loan repayments, maturities, calls and pay downs of securities, new deposits, and to a lesser extent, drawing upon the Bank's credit lines with the FHLB of New York. The Company's cash outflows are substantially related to new loan originations, securities purchases, purchases of treasury shares and deposit withdrawals. The timing of cash inflows and outflows are closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of our depositors, and meet all other daily obligations of the Company.

         During the six months ended December 31, 2000, the Company's primary demand for funds was to make loans. Net loans increased by $23.8 million. This activity was funded principally with a net increase in borrowings of $15.1 million and the sale of securities available for sale of $15.4 million.


Capital

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to remain a "well capitalized" institution in accordance with regulatory standards. The Bank's total equity was $102.4 million at December 31, 2000, 13.9% of total assets on that date. As of December 31, 2000, the Bank exceeded all of the capital requirements of the FDIC. The Bank's regulatory capital ratios at December 31, 2000 were as follows: Tier I (leverage) capital, 13.8%; Tier I risk-based capital, 20.5%; and Total risk-based capital, 21.6%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

         The Company's total equity at December 31, 2000 was $123.7 million, up $2.4 million from June 30, 2000. The increase was primarily attributable to the earnings for the six months ending December 31, 2000 of $3.1 million, the vesting of shares under the recognition and retention plan of $832,000, the exercise of stock options of $698,000 and an increase in the Company's available for sale portfolio market value valuation of $610,000. These increases were partially offset by declared dividends of approximately $1.1 million and the repurchase of Cohoes Bancorp, Inc. shares totaling $2.4 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         No material change.


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

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

                           The Company held an annual meeting of shareholders on November 30, 2000. At the meeting, proposals to (i) elect Directors Casabonne, DeLaMater, O'Hearn and Paton for three year terms (ii) adopt the amendments to the Company's 1999 Stock Option and Incentive Plan and the 1999 Recognition and Retention Plan and
         (iii) ratify the appointment of Arthur Andersen, LLP as independent auditors for the Company for the fiscal year ending June 30, 2001 were approved. The votes cast for and against these proposals and the number of abstentions with respect to the proposals were as follows:


                                              Election of Directors
                                       -----------------------------------
                                       For                        Withheld
                                       ---                        --------
Management Nominees:
    Casabonne                          3,896,043                  206,646
    DeLaMater                          3,896,321                  205,848
    O'Hearn                            3,900,613                  202,076
    Paton                              3,899,524                  203,165

TrustCo Bank Corp. NY Nominees:
    Brickman                           1,436,008                   37,492
    Collins                            1,436,839                   36,671
    Maggs                              1,432,179                   41,321
    Pastore                            1,428,472                   45,028


     Adoption of the Amendment to the Company's 1999 Stock Option and Incentive Plan and the 1999 Recognition and Retention Plan
    --------------------------------------------------------------
    For                    Against                 Abstentions
    ---                    -------                 -----------
    3,438,709              2,035,013               120,467


    Ratification of Arthur Andersen, LLP as Independent Auditors
    ------------------------------------------------------------
    For                    Against                 Abstentions
    ---                    -------                 -----------
    4,477,728              144,530                 971,931

        There were no broker non-votes on the two proposals.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             Date                Description

             November 24,2000    Item 5 - Reporting execution of Agreement
                                          and Plan of Merger dated November
                                          24, 2000 between Hudson River
                                          Bancorp, Inc., Hudson River Bank &
                                          Trust Company and Cohoes Bancorp,
                                          Inc.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cohoes Bancorp, Inc.
                                   (Registrant)


Date: February 12, 2001            By: /s/ Harry L. Robinson
                                       ---------------------
                                       Harry L. Robinson
                                       President and Chief Executive Officer


Date: February 12, 2001            By: /s/ Richard A. Ahl
                                       ------------------
                                       Richard A. Ahl
                                       Executive Vice President,
                                       Chief Financial Officer
                                       and Secretary